Form 10QSB
period 2006-09-30
Cavit Sciences, Inc.
filed 2006-11-14
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the quarterly period ended September 30, 2006; or


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the transition period from ______________ to ______________


                        Commission File Number 000-52263


                              CAVIT SCIENCES, INC.
              (Exact Name of Small Business Issuer In Its Charter)


           Florida                                              03-0586935
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


                      100 East Linton Boulevard, Suite 106B
                           Delray Beach, Florida 33483
                                 (561) 278-7856
          (Address and telephone number of principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2006, there were 10,617,500 shares of the issuer's common stock and outstanding, par value $0.01.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

                              CAVIT SCIENCES, INC.
                              INDEX TO FORM 10-QSB
                               September 30, 2006


                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets dated September 30, 2006 and June 30, 2006 (unaudited)       3

Statements of Operations for the Three  Months Ended September 30, 2006
and the Period from April 12, 2006 (Inception) to September 30, 2006
(unaudited)                                                                 4

Statements of Cash Flows for the Three  Months Ended September 30, 2006
and the Period from April 12, 2003 (Inception) to September 30, 2006
(unaudited)                                                                 5

Notes to Financial Statements (unaudited)                                   6

Item 2. Management's Plan of Operation                                     10

Item 3. Controls and Procedures                                            23

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  24

Item 2. Recent Sales of Unregistered Securities                            24

Item 3. Defaults Upon Senior Securities                                    24

Item 4. Submission of Matters to a Vote of Security Holders                24

Item 5. Other Information                                                  24

Item 6. Exhibits                                                           24

Signatures                                                                 25

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                   September 30, 2006    June 30, 2006
                                                                   ------------------    -------------
                                     ASSETS

Current
  Cash                                                                 $   1,674           $  49,562
  Due from affiliate                                                      27,000              13,000
                                                                       ---------           ---------
      Total Current Assets                                                28,674              62,562
                                                                       ---------           ---------

Intellectual property rights                                              86,997              56,997
                                                                       ---------           ---------
      Total Assets                                                     $ 115,671           $ 119,559
                                                                       =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
  Accrued Liabilities                                                  $  89,300           $  35,495
  Notes Payable                                                           10,000                  --
                                                                       ---------           ---------
      Total Current Liabilities                                           99,300              35,495
                                                                       ---------           ---------

Preferred Stock - $.01 par value; 5,000,000 shares, none
 issued or outstanding
Common Stock - $.01 par value;  45,000,000 shares authorized,            105,175             105,175
 10,517,500 shares issued and outstanding
Additional Paid in Capital                                               179,184             179,184
Deficit Accumulated During the Development Stage                        (267,988)           (200,295)
                                                                       ---------           ---------
      Total Stockholders' Equity                                          16,371              84,064
                                                                       ---------           ---------

      Total Liabilities and Stockholders' Equity                       $ 115,671           $ 119,559
                                                                       =========           =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        April 12, 2006
                                            Three months ended      (Date of Inception) to
                                            September 30, 2006        September 30, 2006
                                            ------------------        ------------------
Revenue                                        $         --              $         --

Purchased R&D cost                                       --                    88,462
Expenses                                             67,693                   179,526
                                               ------------              ------------

Net loss for the period                        $    (67,693)             $   (267,988)
                                               ============              ============

Loss per share
  Loss per share basic and diluted             $      (0.01)
  Weighted average shares outstanding            10,517,500


   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                April 12, 2006
                                                    Three months ended          (Inception) to
                                                    September 30, 2006        September 30, 2006
                                                    ------------------        ------------------
Operating Activities
  Net loss for the period                               $ (67,693)                  $(267,988)
  Change in non-cash working capital balance
   related to operations:
  Stock issued for services                                                           39,900
     Purchased R&D  cost                                                               88,462
  Changes in assets and liabilities:
     Increase in receivables from affiliate               (14,000)                    (27,000)
     Increase in accrued liabilities                       53,805                      89,300
                                                        ---------                   ---------
Cash used in operating activities                         (27,888)                    (77,326)
                                                        ---------                   ---------
Investing Activity
  Purchase of intellectual property rights                (30,000)                    (30,000)
                                                        ---------                   ---------
Cash from investing activity                              (30,000)                    (30,000)
                                                        ---------                   ---------
Financing Activity
  Sale of stock for cash                                        0                      99,000
  Notes payable proceeds                                   10,000                      10,000
                                                        ---------                   ---------
Cash provided by financing activity                        10,000                     109,000
                                                        ---------                   ---------
Increase (Decrease)  in cash during the period            (47,888)                      1,674

Cash, beginning of the period                              49,562                           0
                                                        ---------                   ---------
Cash, end of the period                                 $   1,674                   $   1,674
                                                        =========                   =========


The Company did not pay any amounts for interest or taxes during the period ended September 30, 2006.

Non-cash Activity:

On May 31, 2006 the Company issued 8,475,000 shares of common stock to acquire intellectual property relating to three patent applications from it's parent corporation for $145,459.


   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 Nature of Operations and Summary of Significant Accounting Policies

       Nature of Operations

       Cavit Sciences, Inc. ("The Company" or "Cavit") is in the development stage and is in the process of acquiring and developing intellectual property rights to treat cancer and viral diseases. The Company plans to market such rights to major drug companies. Cavit was incorporated on April 12, 2006 under the laws of the State of Florida, as a wholly owned subsidiary of Hard to Treat Diseases ("Parent"), and was spun-off as a separate entity from the Parent effective October 16, 2006, the date on which the Company's registration statement on Form SB-2 became effective with the Securities and Exchange Commission.

       At September 30, 2006, the Company had negative working capital of $70,626 and has incurred losses since inception totalling $267,988 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue to provide for its capital needs during the year ending December 31, 2006 by issuing equity securities or by pursuing alternative financing, however, there are no assurances that management's plans will be attained.

       The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

       Concentration of Credit Risk


       The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

       Development Stage Company

       The Company complies with Financial Accounting Standards Board Statement No. 7 and for its characterization of the Company as a Development Stage Company.

       Financial Instruments

       The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

       Income Taxes

       The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Long-Lived Assets

       The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

       Loss per Share

       Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2006, there were no dilutive securities outstanding.

       Share-Based Payment

       In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS 123R"), which revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION.." SFAS 123R supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.." SFAS 123R is effective for the first interim or annual reporting period of the company's first fiscal year that begins on or after June 15, 2005. The Company has implemented this pronouncement effective April 12, 2006, where applicable.

       In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 107, "SHARE-BASED PAYMENTS," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management have adopted SAB 107 in conjunction with SFAS 123R.

Note 2 Related Parties

       On May 31, 2006, the Company entered an Asset Purchase Agreement with Parent to acquire intellectual property rights relating to three patent applications. In exchange for the intellectual property rights, the Company issued 8,475,000 shares of common stock to Parent at $0.017 per share. The Company recorded this transaction on its books at Parent's historical cost value of $145,459; comprised of $56,997, which is the capitalized portion of the intellectual property relating to legal costs and $88,462 of research and development expenses. The Company analyzed the value of the intellectual property rights at September 30, 2006 and no impairment charge was recorded for the period.

       On June 1, 2006 the Company entered into a management advisory and support agreement for a twelve month period with its parent company Hard to Treat Diseases, Inc. for $1,000 per month which includes the use of office space.

       During the period April 12, 2006 (inception) to September 30, 2006, Parent collected funds on behalf of the Company and repaid certain expenses on the Company's behalf. At September 30, 2006, the net balance due from the Parent to the Company was $27,000.

       During   September  2006  Cavit  issued  notes  payable  to  two  of  its shareholders for a total of $10,000 to evidence loans to the Company.

Note 3 Accrued Liabilities

       The Company accrued four month's salary and related employment taxes for the President pursuant to his employment agreement.

Note 4 Income Taxes

       As of September 30, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $267,988 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

                                                      2006
                                                    ---------
       Deferred tax assets:
          Net operating loss carryforwards          $ 267,988
                                                    ---------
       Gross deferred tax assets                       90,000
       Less:  valuation allowance                     (90,000)
                                                    ---------
       Net deferred tax asset                       $      --
                                                    =========

Note 5 Stockholders' Equity

       The Company is authorized to issue 5,000,000 shares of preferred stock $.01 par value and 45,000,000 shares of common stock $.01 par value. The Board of Directors may make the provisions of the preferred stock prior to issuance. As of September 30, 2006 no shares of preferred stock have been issued.

       During the period from inception through September 30, 2006 the Company issued 10,517,500 shares of common stock to pay for services, for cash, and to acquire patent application rights. There are no options or warrants issued as of September 30, 2006.

Note 6 Commitments

       The Company has executed a three year employment agreement with it's President and CEO. The agreement began on May 1, 2006. The agreement calls for annual compensation of $180,000, Annual increases of 10% on the prior year's base salary, 50,000 shares of restricted common stock, and the other benefits standard to an executive employee.

Note 7 Patent Acquisition Information

       On May 31, 2006, the Company acquired intellectual property rights from its Parent consisting of three patent applications. The Company paid $145,459 by issuing 8,475,000 shares of its common stock at $.017 value. The value paid for such intellectual property consisted of $56,997 of legal fees and $88,462 of purchased research and development costs ("R&D"). The Company did not pay for the Parent's overhead expenses related to R&D. Such costs amounted to $47,060 for the period from January 1, 2004 to May 31, 2006 when the Parent began to expend resources to develop such intellectual property rights.

       On July 7, 2006 the Company entered into an assignment agreement whereby it acquired a portion of the rights to a patent application entitled, "Methods and Compositions for Treatment of Viral Infections".. The Company acquired such rights for $30,000 with a down payment of $10,000 and two subsequent $10,000 payments through May 10, 2007.

Note 8 Subsequent Events

       On October 16, 2006 Cavit's Form SB-2 Registration Statement became effective with the Securities and Exchange Commission.

       On October 18, 2006 Cavit entered into a Financial Consulting Services Agreement with Aaron Capital Inc. for financial services. Cavit issued 100,000 shares of restricted common stock and is obligated to pay $3,000 to Aaron Capital Inc. per the agreement.

       During October 2006, shareholders holding notes payable from the Company accepted the Company's offer to allow them to convert these notes into Cavit common stock at $.08 per share.

       During October 2006, Cavit entered into four Common Stock Purchase Agreements for the sale of Cavit unregistered common stock at $.08 per share. As a result of the agreements Cavit raised $51,000.

       On November 8, 2006 Cavit entered into a Consulting Agreement, regarding advice and guidance in forming business relationships, for a term of one year with Dr. Serge Sira. Cavit is obligated to issue 200,000 shares of restricted common stock to Dr. Serge Sira.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

     The following discussion of our plan of operations should be read together with the financial statements and related notes that are included elsewhere in this Form 10-QSB. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors," "Disclosure Regarding Forward-Looking Statements" or in other parts of this Form 10-QSB. We undertake no obligation to update any information in our forward-looking statements except as required by law.

PATENT ACQUISITION INFORMATION

     Hard to Treat began to internally develop the intellectual property rights during 2004, that were acquired by Cavit on May 31, 2006, as part of the operations of Hard to Treat's biotechnology division. During 2004, research and development commenced, which was the foundation for the first patent application being filed during December of 2004. As a result of additional research and development in 2005, two additional patent applications were filed in December 2005.

     The boards of directors of Cavit Sciences and Hard to Treat determined the value of the intangible assets and related costs acquired to be $145,459; comprised of $56,997 in capitalized legal fees associated with the development of the rights from inception and $88,462 of direct research and development which are considered purchased R&D and have been expensed in the June 30, 2006 financial statements. The $145,459 carved out cost determined the value of the intangible assets. The acquisition costs do not include $47,060 of certain overhead expenses incurred by Hard to Treat during the development of the intellectual property rights from inception that began in 2004. The overhead expenses of $47,060 that were not part of the purchase price paid by Cavit include wages, rent, phone and other expenditures that Hard to Treat incurred to develop the intellectual properties.

     Cavit was incorporated on April 12, 2006 and acquired intellectual property rights from Hard to Treat on May 31, 2006. In July 2006, Cavit acquired additional rights in some of these intellectual property rights, resulting in Cavit owning 100% of such rights.

OVERVIEW

     We are a development-stage company and have a limited operating history. Cavit Sciences, Inc. was formed on April 12, 2006, as a wholly owned subsidiary of Hard to Treat Diseases, Inc., to acquire certain intellectual property rights from Hard to Treat Diseases and to develop and market the acquired rights.

     Our plan is to market our intellectual property rights to major drug companies. We are finalizing presentations to be delivered and presented to individuals at drug companies that we have sought as candidates for our technology. Non-confidential information is included in the presentations to the drug companies. If a drug company is interested in our technology, confidentiality disclosure agreements will be signed on behalf of Cavit and the drug company. We anticipate that a confidential review of information will take place before face-to-face scientific meetings are held between Cavit's medical advisors and researchers and scientists and researchers of the drug company. If the drug company decides to move forward with the transaction, term sheet negotiations and due diligence will be conducted and definitive agreements will be negotiated before agreements are executed.

     Depending on the level of interest of drug companies in our intellectual property rights, there are numerous agreements that can be entered into:

* A drug company may feel that additional testing is required on our substances before they make a decision. After reviewing the testing protocols we have prepared for additional testing, a drug company may or may not be willing to fund the additional testing or a portion of it.

* A drug company may feel that additional testing is required on our substances and they will fund additional testing that they will design the testing protocol for. We anticipate that the drug company will fund any testing that is to be customized to its specifications.
* A drug company may decide to joint venture with Cavit on additional testing as part of the term sheet negotiations.
*    A drug company may decide to become an equity partner with Cavit.
* A drug company may decide to acquire our patent application rights for a specified price payable over a period of time in cash, stock or a combination of both.

     At this point, we believe we have enough data and information to market our patented intellectual property rights to drug companies. We may or may not decide to conduct additional testing on our current substances once we have received formal responses on our drug company candidates.

     We have not generated any profits since our entry into the biotechnology business, have no source of revenues and have incurred operating losses. We expect to incur additional operating losses for the foreseeable future. We do not have any sources of revenues and may not have any in the foreseeable future unless we market our rights to a drug company.

     We need to obtain additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue Cavit's business. We believe that we have sufficient working capital to finance operations through the end of 2006. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $10,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

     Research and development. We expect to make investments in research and development in order to develop and market our technology. Research and development costs will consist primarily of general and administrative and operating expenses related to research and development activities. We will expense research and development costs as incurred. Property, plant and equipment for research and development that has an alternative future use will be capitalized and the related depreciation will be expensed as research and development costs. We expect our research and development expense to increase as we continue to invest in the development of our technology.

     General and administrative. General and administrative expenses will consist primarily of salaries and benefits, office expense, professional services fees, and other corporate overhead costs. We anticipate increases in general and administrative expenses as we continue to develop and prepare for marketing of our technology.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE PERIOD FROM APRIL 12, 2006 ( INCEPTION) THROUGH JUNE 30, 2006

     REVENUE. We recorded no revenue for the three months ended September 30, 2006 and the period ending June 30, 2006 (Inception period).

     EXPENSES. Our expenses decreased during the three months ended September 30, 2006, to $67,693 as compared to $111,833 from the prior Inception period. The decrease in expenses is due primarily to the decrease of legal and professional expenses associated with the Inception period.

     RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the three months ended September 30, 2006, compared to $88,462 in the Inception period. The decrease is related to the purchased research and development cost during the Inception period.

     NET LOSS. We had a net loss for the three months ended September 30, 2006, of $67,693 compared with a net loss of $200,295 for the Inception period.. The decrease in net loss is primarily due to the decrease in purchased research and development cost and the decrease in legal and professional expenses.

RECENT FINANCING

     We received $10,000 from notes payable issued to shareholders during the three months ended September 30, 2006 and we raised a total of $99,000 from investors in a private offering of our common stock during the Inception period.

LIQUIDITY AND CAPITAL RESOURCES

     CHANGES IN CASH FLOW. Cash used in operations for the three month period ended September 30, 2006 decreased from $49,438 in the Inception period to $27,888. Cash used in investing activities for the three month period ended September 30, 2006 increased from $0 in the Inception period to $30,000. The increase was due to the purchase of intellectual property rights. Cash provided from financing activities for the three month period ended September 30, 2006 was $10,000 as compared to $99,000 in the Inception period. The decrease was due to no sales of stock offset by the proceeds from the notes payable issued to shareholders.

     Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of September 30, 2006, Cavit had cash of approximately $1,674. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2006. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

OFF-BALANCE SHEET ARRANGEMENTS

     As of September 30, 2006, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

     Impairment of Long-Lived Assets. We review long-lived assets and certain identifiable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of assets.

     Stock-Based Compensation. Effective June 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee service. We do not believe the adoption of these provisions will have an adverse effect on our financial statements.

     Research and Development. The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses will be capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities will be research and development costs. However, the costs of materials, equipment, or facilities acquired or constructed for research and development activities that have no alternative future uses will be considered research and development costs and will expensed at the time the costs are incurred.

GENERAL

     Cavit Sciences, Inc., a Florida corporation (the "Company" or "Cavit") filed a Registration Statement with respect to its outstanding shares of common stock, $.01 par value. There is no current trading market for our common stock. The registration statement filed with the Securities and Exchange Commission ("SEC") was declared effective on October 16, 2006. On the same date, the Company filed a Form 10-SB Registration Statement with the SEC, which caused the Company to become a reporting issuer under the Securities Exchange Act of 1934.

FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Cavit or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-QSB to conform its prior statements to actual results.

     Further, this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject.

OVERVIEW

     On April 12, 2006, we were incorporated under the laws of the State of Florida and became a subsidiary of Hard to Treat Diseases, Inc. ("Hard to Treat") in May 2006. We chose the name Cavit Sciences, Inc. based on "Cavit" as an acronym for cancer and viral infection treatment.

     We are a biotechnology company engaged in developing treatments of cancer and viral infections. Our strategy is to develop and commercialize intellectual property rights to treat, prevent and inhibit several major diseases, including cancers, viral infections and diseases associated with cancers and viral infections.

     We currently own three patent applications and intend to acquire additional ones. One of our applications is a U.S. utility patent application relating to compositions and methods for inhibition of viral infections and therapeutic treatment of diseases or disorders caused by viral infections. Our second application is a Patent Cooperation Treaty or PCT utility patent application relating to compositions and methods for inhibition of viral infections and therapeutic treatment of diseases or disorders caused by viral infections. Our third application is a U.S. provisional patent application relating to compositions and methods for inhibition of cancers and therapeutic treatment of diseases or disorders caused by cancers.

     We acquired these intellectual property rights from Hard to Treat Diseases on May 31, 2006 in exchange for 8,475,000 shares of our common stock. We valued these intellectual property rights and related costs at $145,459.

     Cancers and viral infections destroy the lives of millions of people each year. Drug companies are spending millions of dollars on research and testing in order to bring new drugs to market. Current treatments are normally expensive, painful and do not always promote better health.

     Two of our patent applications are the result of testing on two drug candidates. The two substances listed in our applications, Tubercin (T-5) and Specific Substance of Maruyama ("SSM"), were acquired for testing. The rights to the composition, Tubercin (T-5), are owned by Dr. Chung of South Korea, the inventor and patent holder. Dr. Chung has licensed the rights to Tubercin (T-5) for the use in medical care of cancer to a third party. SSM was developed and advanced by Zeria Pharmaceutical Co., Ltd. of Japan. This drug was also called Z-100 for clinical trials and is currently trade named Ancer 20. Zeria is currently using Ancer 20 injections for radiotherapy-induced leukopenia. The composition patent for this drug has been abandoned and is no longer protected by patent.

     Tubercin (T-5) has been used in South Korea for years as a treatment of cancer. SSM has been used in Japan for years as a treatment of certain diseases. Both substances are extracts from mycrobacterium tuberculosis and have been used successfully and are relatively inexpensive.

     In addition to the treatment of cancer and viral infections, our patent applications claim the treatment of numerous additional diseases. These substances act to increase the strength of the immune system by warding off, inhibiting and treating diseases.

LICENSES, PATENTS AND PROPRIETARY RIGHTS

     We believe that proprietary protection of our technologies will be critical to the development of our business. We intend to protect our proprietary intellectual property through patents and other appropriate means. We rely upon trade secret protection for certain types of confidential and proprietary information and take active measures to control access to that information. We currently have non-disclosure agreements with all of our employees and consultants.

RESEARCH COLLABORATIONS

     We anticipate entering into collaborative research agreements with academic and research institutions. We will use these agreements to enhance our research capabilities. In our industry, these agreements typically provide the industry partner with rights to license the intellectual property created through the collaboration. We may also enter into collaborative research agreements with other pharmaceutical companies if necessary to support the development and commercialization of our technology.

COMMERCIALIZATION THROUGH THIRD PARTIES

     We may grant sublicenses for certain applications of our technologies. Sublicensing certain rights in our technology to pharmaceutical companies and other third parties help us to efficiently develop some applications of our technologies.

COMPETITION

     The development of therapeutic cancer and viral infection products for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat cancers, infectious diseases and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for these products, alter the prognosis of these diseases or prevent their onset. We believe our products, when and if successfully developed, will compete with these products on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect intense competition. Our most significant competitors will be fully integrated pharmaceutical companies and established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of our competitors have significant products in development that could compete with our potential products. Practically all of our competitors have more money and expertise than we have.

DESCRIPTION OF PROPERTY

     Our principal executive and administrative office facility is located in Delray Beach, Florida at 100 East Linton Blvd., Suite 106B, Delray Beach, Florida 33483 and our telephone number is (561) 278-7856. We share office space, telecommunication equipment and incidental equipment and furniture with Hard to Treat Diseases, Inc. and pay them $1,000 a month for same. We believe the terms of the office sharing arrangement are on favorable terms to us.

GOVERNMENT REGULATION

     Our research and development activities and the future manufacturing and marketing of our potential products are, and will be, subject to regulation for safety and efficacy by a number of governmental authorities in the United States and other countries.

     In the United States, pharmaceuticals, biological and medical devices are subject to Food and Drug Administration regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. Product development and approval within this regulatory framework take several years, cost a lot of money and involve significant uncertainty.

     We are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, Federal, state and local regulations.

EMPLOYEES

     As of October 31, 2006, we had one full time employee, Mr. Colm King, who is our President and Chief Executive Officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement. We believe Mr. King is best suited to oversee the operations of Cavit during the next several months due to his intimate knowledge of our biotechnology business. While serving as president of Hard to Treat, Mr. King was involved in the testing of our products and the patent application process for our two applications. We will actively recruit and hire a new chief financial officer and a new chief operating officer when funds become available. We intend to fill these posts with individuals having pharmaceutical and/or biotechnology experience and expertise.

RISK FACTORS

     An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this prospectus before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The Independent Auditor's Report to our audited financial statements for the period ended June 30, 2006, included in Form 10-SB filed with the Securities and Exchange Commission, indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact that we currently have no source of revenue and we need to obtain adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

     Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of September 30, 2006, Cavit had cash of approximately

$1,674. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2006. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

 WE DO NOT HAVE AN INDEPENDENT AUDIT OR COMPENSATION COMMITTEE.

     Our audit and compensation committees are made up of members of our board of directors and are, therefore, not considered independent. The absence of an independent audit and compensation committee could lead to conflicts of interest between committee members and our officers and directors, which could work as a detriment to our shareholders.

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE NO SIGNIFICANT OPERATING HISTORY.

     We are a development stage company that has not had prior operations. See "Management's Plan of Operations - Patent Acquisition Information" and "Description of Business - History of Intellectual Property Rights" for a more detailed discussion of prior operations. Our plans and businesses are "proposed" and "intended," but we may not be able to successfully implement them. Our primary business purpose is to collaborate with and market our intellectual property rights to major drug companies. As of the date of this prospectus, wehave three patent applications, two of which include testing results of two drug candidates: Tubercin (T-5) and Specific Substance of Maruyama. However, the FDA has not approved either drug for sale in the United States and neither drug has been approved for sale by any foreign country. In addition, we have not earned revenues and have incurred losses since our incorporation in April 2006. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

APPROXIMATELY 75% OF OUR TOTAL ASSETS ARE COMPRISED OF INTANGIBLE ASSETS THAT ARE SUBJECT TO PERIODIC REVIEW TO DETERMINE WHETHER IMPAIRMENT ON THESE ASSETS IS REQUIRED.

     We are required under generally accepted accounting principles to review our good will and intangible assets for impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. On September 30, 2006, our intangible assets, consisting of three patent applications, were valued at $86,997. If our management determines that impairment exists, we will be forced to record a significant charge to expense in our financial statements for the period in which any impairment of our goodwill or intangible assets is determined.

WE DID NOT HAVE AN INDEPENDENT THIRD PARTY APPRAISE THE INTANGIBLE ASSETS ACQUIRED FROM HARD TO TREAT, SO THERE IS NO GUARANTEE THAT OUR INTANGIBLE ASSETS ARE WORTH $86,997.

     The boards of directors of Cavit Sciences and Hard to Treat determined the value of the intangible assets and related costs we acquired to be $145,459, comprised of $56,997 in capitalized legal fees associated with the development of the rights from inception and $88,462 of operating expenses from inception, including research and development and operating costs, that were expensed as incurred. Due to cost factors, the boards decided not to engage an independent appraiser or investment banker to evaluate either the intangible assets and related costs being transferred by Hard to Treat to Cavit Sciences or the 8,475,000 shares of Cavit Sciences common stock exchanged for those assets. If creditors of Hard to Treat believe that the Cavit Sciences shares exchanged for the assets were not worth $145,459 or if those creditors believe that Hard to Treat's intangible assets and related costs were worth considerably more than $145,459, then those creditors could take legal action in an attempt to rescind the asset purchase transaction.

AN INDIVIDUAL WHO HAS A RIGHT TO OWNERSHIP OF A SUBSTANTIAL NUMBER OF SHARES OF HARD TO TREAT COMMON STOCK, BUT WHO WAS NOT A HOLDER OF RECORD OF ANY HARD TO

TREAT SHARES ON JUNE 13, 2006 (THE RECORD DATE FOR THE RECENTLY COMPLETED SPIN-OFF OF OUR SHARES TO HOLDERS OF HARD TO TREAT COMMON STOCK) MAY SEEK TO HAVE 3,500,000 SHARES OF CAVIT SCIENCES COMMON STOCK ISSUED TO HIM, IN WHICH CASE THE SHAREHOLDERS OF CAVIT SCIENCES COULD BE SUBSTANTIALLY DILUTED.

     In July 2005, a Florida judge ruled in favor of an individual declaring that the individual was the lawful owner of 350,000,000 shares of Hard to Treat common stock "should he choose to exercise his right of ownership over these shares." Since July 2005, this individual had not exercised any right of ownership over these shares and was not a holder of record of Hard to Treat common stock on June 13, 2006 (the record date of the recently completed spin-off of our shares to holders of Hard to Treat common stock). Therefore, he did not participate in the stock dividend that was the subject of the spin-off. The same judge entered a money judgment in favor of Hard to Treat against this individual for over $200,000, which amount plus interest would have to be paid to Hard to Treat in order for the shares to be issued to him. Although the amount of the money judgment will likely deter this individual from demanding his shares, if he were to demand his shares and pay the money judgment and if he could prove his entitlement to participate in the stock dividend in the spin-off, Cavit Sciences would have to issue him 3,500,000 shares of our common stock, which would substantially dilute our shareholders. Hard to Treat has appealed this case. See "Description of Business --Legal Proceedings" for a more detailed discussion of this litigation

IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER ACHIEVE PROFITABILITY.

     We have never commercially introduced a product. Our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards or receive necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability and if we become profitable, we may not remain profitable.

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARES TO BE PROFITABLE.

     The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Several of these competitors have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval.

     Most of our competitors have greater financial resources, larger research and development staffs and more effective marketing and manufacturing organizations than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to develop and market commercial products.

     Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors' existing products or new products we may develop. If we are unable to compete successfully, we will not be able to sell enough products at a price sufficient to permit us to generate profits.

EXISTING PRICING REGULATIONS AND REIMBURSEMENT LIMITATIONS MAY REDUCE OUR POTENTIAL PROFITS FROM THE SALE OF OUR PRODUCTS.

     The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product-licensing approval is granted. As a result, we may obtain regulatory approval for a drug candidate in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. In some foreign markets, pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval. In addition, certain governments may grant third parties a license to manufacture our product without our permission. Such compulsory licenses typically would be on terms that are less favorable to us and would have the effect of reducing our revenues.

     Varying price regulation between countries can lead to inconsistent prices and some re-selling by third parties of products from markets where products are sold at lower prices to markets where those products are sold at higher prices. This practice of exploiting price differences between countries could undermine our sales in markets with higher prices and reduce the sales of our future products, if any. The decline in the size of the markets in which we may in the future sell commercial products could cause the perceived market value of our business and the price of our common stock to decline. Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing any of our potential products to the market, such products may not be considered cost effective and reimbursement may not be available or sufficient to allow us to sell such products on a profitable or competitive basis.

OUR ABILITY TO ACHIEVE ANY SIGNIFICANT REVENUE WILL DEPEND ON OUR ABILITY TO ESTABLISH EFFECTIVE SALES AND MARKETING CAPABILITIES.

     Our efforts to date have focused on the development and evaluation of our drug candidates. As we conduct clinical studies and prepare for commercialization of our drug candidates, we may need to build a sales and marketing infrastructure. As a company, we have no experience in the sales and marketing of pharmaceutical products. If we fail to establish a sufficient marketing and sales force or to make alternative arrangements to have our products marketed and sold by others on attractive terms, it will impair our ability to commercialize our drug candidates and to enter new or existing markets. Our inability to effectively enter these markets would materially and adversely affect our ability to generate significant revenues.

WE DEPEND HEAVILY ON MANAGEMENT TEAM AND CONSULTANTS.

     Our business strategy and success is dependent on the skills and knowledge of our management team. Our operations will also be dependent on the efforts, ability and experience of key members of our prospective management staff. We also operate with a small number of advisors and consultants and, therefore, have little backup capability for their activities. The loss of services of one or more members of our management team or the loss of one or more of our advisors could weaken significantly our management expertise and our ability to efficiently run our business. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

WE MAY FACE PRODUCT LIABILITY CLAIMS RELATED TO THE USE OR MISUSE OF OUR PRODUCTS, WHICH MAY CAUSE US TO INCUR SIGNIFICANT LOSSES.

     We may be exposed to the risk of product liability claims due to administration of our drug candidates in our clinical trials, since the use or misuse of our drug candidates during a clinical trial could potentially result in injury or death. If we are able to commercialize our products, we will also be subject to the risk of losses in the future due to product liability claims in the event that the use or misuse of our commercial products results in injury or death. We currently do not maintain liability insurance. In the event we choose to purchase liability insurance, we cannot predict the magnitude or the number of claims that may be brought against us in the future. Accordingly, we do not know what coverage limits would be adequate. In addition, insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. Any claims against us, regardless of their merit, could substantially increase our costs and cause us to incur significant losses.

THE MARKETABILITY AND PROFITABILITY OF OUR PRODUCTS IS SUBJECT TO UNKNOWN ECONOMIC CONDITIONS.

     The marketability and profitability of our products may be adversely affected by local, regional, national and international economic conditions beyond our control and/or the control of our management. Favorable changes may not necessarily enhance the marketability or profitability of the products. Even under the most favorable marketing conditions, there is no guarantee that our products can be sold or, if sold, that such sale will be made upon favorable prices and terms.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

IF WE FAIL TO PROTECT OUR PROPRIETARY TECHNOLOGY, THEN OUR COMPETITIVE POSITION WILL BE IMPAIRED.

     We have obtained and are in the process of obtaining United States and foreign patent applications for our products. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of others. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. In some of the countries in which we intend to market our products, pharmaceuticals are either not patentable or have only recently become patentable. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own may not result in the issuance of any patents. Existing or future patents owned by us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

LITIGATION OR OTHER DISPUTES REGARDING PATENTS AND OTHER PROPRIETARY RIGHTS MAY BE EXPENSIVE, CAUSE DELAYS IN BRINGING PRODUCTS TO MARKET AND HARM OUR ABILITY TO OPERATE.

     The manufacture, use, marketing or sale of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may:

     *    incur substantial money damages;
     * encounter significant delays in bringing our drug candidates to market;
     * be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment without first obtaining licenses to do so; and/or
     * not be able to obtain any required license on favorable terms, if at all.

     In addition, if another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF TRADE SECRETS AND OTHER PROPRIETARY INFORMATION.

     In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

RISKS RELATED TO OUR INDUSTRY

WE MUST OBTAIN GOVERNMENT REGULATORY APPROVAL FOR OUR PRODUCTS BEFORE WE CAN SELL THEM AND GENERATE REVENUES.

     Our principal development efforts are currently centered around research and development of drugs for treatment of cancer and viral infections. However, all drug candidates require FDA and foreign government approvals before they can be commercialized in the U.S. or in foreign countries. These regulations change from time to time and new regulations may be adopted. None of our drug candidates has been approved for commercial sale. We will incur significant operating losses over the next few years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our drug products, we will not be able to sell our drug products and will not generate revenues. If we receive regulatory approval of a drug product, such approval may impose limitations on the indicated uses for which we may market the drug, further limiting our ability to generate significant revenues.

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARES TO BE PROFITABLE.

     The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Several of these competitors have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval.

     Most of our competitors have greater financial resources, larger research and development staffs and more effective marketing and manufacturing organizations than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to develop and market commercial products.

     Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors' existing products or new products we may develop. If we are unable to compete successfully, we will not be able to sell enough products at a price sufficient to permit us to generate profits.

EXISTING PRICING REGULATIONS AND REIMBURSEMENT LIMITATIONS MAY REDUCE OUR POTENTIAL PROFITS FROM THE SALE OF OUR PRODUCTS.

     The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product-licensing approval is granted. As a result, we may obtain regulatory approval for a drug candidate in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. In some foreign markets, pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval. In addition, certain governments may grant third parties a license to manufacture our product without our permission. Such compulsory licenses typically would be on terms that are less favorable to us and would have the effect of reducing our revenues.

     Varying price regulation between countries can lead to inconsistent prices and some re-selling by third parties of products from markets where products are sold at lower prices to markets where those products are sold at higher prices. This practice of exploiting price differences between countries could undermine our sales in markets with higher prices and reduce the sales of our future products, if any. The decline in the size of the markets in which we may in the future sell commercial products could cause the perceived market value of our business and the price of our common stock to decline. Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing any of our potential products to the market, such products may not be considered cost effective and reimbursement may not be available or sufficient to allow us to sell such products on a profitable or competitive basis.

OUR PRODUCTS IN DEVELOPMENT WILL BE SUBJECT TO REIMBURSEMENT FROM GOVERNMENT AGENCIES AND OTHER THIRD PARTIES. PHARMACEUTICAL PRICING AND REIMBURSEMENT PRESSURES MAY REDUCE PROFITABILITY.

     Successful commercialization of our products depends, in part, on the availability of governmental and third party payer reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payers increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general. New legislation has been proposed at the federal and state levels that would effect major changes in the U.S. health care system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries recently passed by Congress. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible. Our results of operations could be adversely affected by future health care reforms. In Europe, the success of our products will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients are reluctant to pay for prescription drugs out of their own pocket. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

     Delays in the conduct or completion of our preclinical or clinical studies or the analysis of the data from our preclinical or clinical studies may result in delays in our planned filings for regulatory approvals or adversely affect our ability to enter into collaborative arrangements.

     * We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies.
     * We rely, in part, on third parties to assist us in managing and monitoring our preclinical and clinical studies. Our reliance on these third parties may result in delays in completing or failure to complete studies if third parties fail to perform their obligations to us.

RESULTS OF CLINICAL TRIALS ARE UNCERTAIN AND MAY NOT SUPPORT CONTINUED DEVELOPMENT OF A PRODUCT PIPELINE, WHICH WOULD ADVERSELY AFFECT OUR PROSPECTS FOR FUTURE REVENUE GROWTH.

     We are required to demonstrate the safety and effectiveness of products we develop in each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. A number of companies in our industry have suffered setbacks in advanced clinical trials despite promising results in earlier trials. If any of our products under development fail to achieve their primary endpoint in clinical trials or if safety issues arise, commercialization of that drug candidate could be delayed or halted.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

THERE WILL BE A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

     Our common stock is not currently traded on any securities exchange. We have applied to have our shares of common stock quoted for trading on the OTC Bulletin Board. However, there can be no assurance that our shares of common stock will be quoted for trading on the OTC Bulletin Board or, if quoted, that there will be sufficient liquidity in the shares. If no market develops for our shares of common stock or there is insufficient liquidity in the shares, it will be difficult for shareholders to sell their stock, if at all. Our shares of common stock would then likely be quoted on the OTC Pink Sheets.

OUR COMMON STOCK IS CONSIDERED TO BE A "PENNY STOCK" AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK MAY BE FURTHER LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS.

     As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally, an institution with assets in excess of $5,000,000 or an individual with a net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell shares of our common stock and limit the liquidity of our shares. See "Plan of Distribution" for a more detailed discussion of the penny stock rules and related broker-dealer restrictions.

TRADING IN OUR SECURITIES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT YOUR INVESTMENT.

     The market prices for securities of biotechnology companies, particularly hose that are not profitable, have been highly volatile, especially recently. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, any of the following may have the effect of temporarily or permanently driving down the price of our common stock:

     *    Biological or medical discoveries by competitors;
     *    Public concern about the safety of our drug candidates;
     *    Delays in the conduct or analysis of our clinical trials;
     *    Unfavorable results from clinical trials;
     * Unfavorable developments concerning patents or other proprietary rights; or
     *    Unfavorable domestic or foreign regulatory developments;

     In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies.

SUBSTANTIAL SALES OF OUR STOCK MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

     Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our shareholders will be reduced and the price of our common stock may fall.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

     We will use any earnings generated from our operations to finance our business and will not pay any cash dividends to our shareholders in the foreseeable future.

ISSUING PREFERRED STOCK WITH RIGHTS SENIOR TO THOSE OF OUR COMMON STOCK COULD ADVERSELY AFFECT HOLDERS OF COMMON STOCK.

     Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our shareholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common shareholders could be prevented from participating in transactions that would offer an optimal price for their shares.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Form 10-QSB include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under "Management's Plan of Operations" and "Business," as well as in this Form 10-QSB, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this prospectus, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will, in fact, occur.

ITEM 3. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of September 30, 2006, has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Our management, with the participation of the principal executive officer and principal financial officer, have concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During May and June of 2006, we sold 1,237,500 common shares for $99,000 to certain accredited investors. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any possible offering and was sold to a limited group of investors. Each recipient either received adequate information about us and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Cavit Sciences, Inc.


                By: /s/ Colm J. King
                   -------------------------------------------------------------
                    Colm J. King
                    President/Chief Executive Officer/Chief Financial Officer (Principal Executive Officer and Principal Financial Officer


Date: November 14, 2006