Form 10KSB
period 2006-12-31
Cavit Sciences, Inc.
filed 2007-04-13
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006     Commission File Number: 0-52263


                              CAVIT SCIENCES, INC.
                 (Name of Small Business Issuer in Its charter)

           Florida                                               03-0586935
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                      100 East Linton Boulevard, Suite 106B
                           Delray Beach, Florida 33483
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 278-7856
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The Issuer's revenues for the most recent fiscal year ended December 31, 2006, were zero.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on April 4, 2007, based upon the average bid and ask price of the common stock on the Over-the- Counter Bulletin Board for such date, was approximately $1,453,160

     The  number  of  shares  of  the  Registrant's   common  stock  issued  and
outstanding on March 30, 2007, was 13,294,357.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
PART I

Item 1.     Description of Business                                            1
Item 2.     Description of Property                                           14
Item 3.     Legal Proceedings                                                 14
Item 4.     Submission of Matters to a Vote of Security Holders               16

PART II

Item 5.     Market For Common Equity and Related Stockholder Matters          16

Item 6.     Management's Discussion and Analysis or Plan of Operation         18
Item 7.     Financial Statements                                              21
Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure                               21
Item 8A.    Controls and Procedures                                           21
Item 8A (T) Controls and Procedures                                           22
Item 8B     Other Information                                                 22

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the
            Exchange Act                                                      22
Item 10.    Executive Compensation                                            26
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   28
Item 12.    Certain Relationships and Related Transactions, and Director
            Independence                                                      29
Item 13.    Exhibits                                                          29
Item 14.    Principal Accountant Fees and Services                            31

                              CAUTIONARY STATEMENT

     This Form 10-KSB contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-KSB to confirm its prior statements to actual results.

     Further, this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

     On April 12, 2006, we were incorporated under the laws of the State of Florida and became a subsidiary of Hard to Treat Diseases, Inc. ("Hard to Treat"). We chose the name Cavit Sciences, Inc. based on "Cavit" as an acronym for cancer and viral infection treatment. Cavit Sciences, Inc. will be referred to herein as "Cavit" and/or as "Company."

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

     During 2006, we were assigned a portion of the patent application rights entitled, Methods and Compositions of Treatment of Viral Infections" for $30,000.

     We acquired these intellectual property rights from Hard to Treat Diseases on May 31, 2006 in exchange for 8,475,000 shares of our common stock. We valued these intellectual property rights and related costs at $145,459. See "Risk Factors -- We did not have an independent third party appraise the intangible assets acquired from Hard to Treat, so there is no guarantee that our intangible assets are worth $86,997."

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

     In addition, Cavit acquired a food supplement line during February 2007. The core products in Cavit's supplement line were formulated and designed to enhance and improve the prostate, maintain and support the cardiovascular system, and beneficially effect arthritis and osteoporosis. Superior results have been attained by individuals with the use of Cavit's products. These proven results are due to the research and testing of the most effective formulas with nutrients that support and supplement each other at the optimum dosage of each ingredient. Cavit intends to manufacture, market, distribute and commercialize a range of supplements to act as powerful antioxidants and immune enhancers which have been formulated and designed to provide beneficial effects upon many serious diseases.

     Cavit has secured the required facilities for its laboratories, research and development, warehouse and corporate offices. The facilities will provide ample room for the development of the food supplement line. The plants laboratories will be used for ongoing research and development of existing products and products being developed with innovation as our trend. The facilities will also accommodate Cavit's plant equipment, staff and relocated corporate headquarters and allow for future expansion.

     The food supplement line is an ideal match with our drug development process. In addition to creating a full range biotech company, the supplement line should create a steady stream of cash flow to support the commercialization of our drugs.

HISTORY OF INTELLECTUAL PROPERTY RIGHTS

     During 2004, Hard to Treat began to internally develop the intellectual property rights that were acquired by Cavit on May 31, 2006, as part of the operations of Hard to Treat's biotechnology division.

     During 2004, Hard to Treat conducted the research and development that was the foundation for the first patent application filed by Hard to Treat in December 2004. As a result of additional research and development conducted during 2005, Hard to Treat filed two additional patent applications in December 2005. Cavit was incorporated on April 12, 2006 and acquired these intellectual property rights from Hard to Treat on May 31, 2006. In July 2006, Cavit acquired all other outstanding rights to these intellectual property rights from a third party.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission on a regular basis, and will be required to disclose certain events in a timely manner (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business) in a Current Report on Form 8-K.

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

EMPLOYEES

     As of March 30, 2007, we had one full time employee, Mr. Colm King, who is our President and Chief Executive Officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement. We believe Mr. King is best suited to oversee the operations of Company during the next several months due to his intimate knowledge of our biotechnology business. While serving as president of Hard to Treat, Mr. King was involved in the testing of our products and the patent application process for our two applications. Since November 1, 2006, Mr. Julio De Leon has served as the Company's Chief Financial Officer on an independent contractor basis. We will actively recruit and hire a new chief operating officer and additional technical employees when funds become available. We intend to fill these posts with individuals having pharmaceutical and/or biotechnology experience and expertise.

RISK FACTORS

     An investment in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors and the other information in this Annual Report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2006, included in this Form 10-KSB, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact that we currently have no source of revenue and we need to obtain adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

     Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of December 31, 2006, Cavit had cash of approximately $ 34,000. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of expected financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2007. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

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

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE NO SIGNIFICANT OPERATING HISTORY.

     We are a development stage company that has not had prior operations. See "Management's Plan of Operations - Patent Acquisition Information" and "Description of Business - History of Intellectual Property Rights" for a more detailed discussion of prior operations. Our plans and businesses are "proposed" and "intended," but we may not be able to successfully implement them. Our primary business purpose is to collaborate with and market our intellectual property rights to major drug companies. As of the date of this annual report, we have three patent applications, two of which include testing results of two drug candidates: Tubercin (T-5) and Specific Substance of Maruyama. However, the FDA has not approved either drug for sale in the United States and neither drug has been approved for sale by any foreign country. In addition, we have not earned revenues and have incurred losses since our incorporation in April 2006. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

AN INDIVIDUAL WHO HAS A RIGHT TO OWNERSHIP OF A SUBSTANTIAL NUMBER OF SHARES OF HARD TO TREAT COMMON STOCK, BUT WHO WAS NOT A HOLDER OF RECORD OF ANY HARD TO TREAT SHARES ON JUNE 13, 2006 (THE RECORD DATE FOR THE RECENTLY COMPLETED SPIN-OFF OF OUR SHARES TO HOLDERS OF HARD TO TREAT COMMON STOCK) MAY SEEK TO HAVE 3,500,000 SHARES OF CAVIT COMMON STOCK ISSUED TO HIM, IN WHICH CASE THE SHAREHOLDERS OF CAVIT COULD BE SUBSTANTIALLY DILUTED.

     In July 2005, a Florida judge ruled in favor of an individual declaring that the individual was the lawful owner of 350,000,000 shares of Hard to Treat common stock "should he choose to exercise his right of ownership over these shares." Since July 2005, this individual had not exercised any right of ownership over these shares and was not a holder of record of Hard to Treat common stock on June 13, 2006 (the record date of the recently completed spin-off of our shares to holders of Hard to Treat common stock). Therefore, he did not participate in the stock dividend that was the subject of the spin-off. The same judge entered a money judgment in favor of Hard to Treat against this individual for over $200,000, which amount plus interest would have to be paid to Hard to Treat in order for the shares to be issued to him. Although the amount of the money judgment will likely deter this individual from demanding his shares, if he were to demand his shares and pay the money judgment and if he could prove his entitlement to participate in the stock dividend in the spin-off, Cavit would have to issue him 3,500,000 shares of our common stock, which would substantially dilute our shareholders. Hard to Treat has appealed this case. See "Description of Business --Legal Proceedings" for a more detailed discussion of this litigation

IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER ACHIEVE PROFITABILITY.

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

TRADING IN OUR SECURITIES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT YOUR INVESTMENT.

     The market prices for securities of biotechnology companies, particularly those that are not profitable, have been highly volatile, especially recently. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, any of the following may have the effect of temporarily or permanently driving down the price of our common stock:

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Form 10-KSB include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under "Management's Plan of Operations" and "Business," as well as in this Form 10-KSB, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this prospectus, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will, in fact, occur.

REPORTS TO SECURITY HOLDERS

     The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room (Room 1580) at 100 F Street, N.E., Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at (202) 551-8090. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov/cgi-bin/srch-edgar, by simply typing in "Cavit Sciences, Inc." Additional Company information is available on the Company's internet site at http://www.cavitsciences.com.

ITEM 2. DESCRIPTION OF PROPERTY.

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

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency.

     Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

     Hard to Treat Diseases, Inc. is involved in a lawsuit in the United States District Court, Southern District of Florida, Case No. 04-80010-CIV, styled Hard to Treat Diseases, Inc., a/k/a International Foam Solutions, Inc. vs. Ronald Shinn, Gerry G. Knight, Shinn Capital Group, Inc.

     The Florida case is relevant because it may impact Cavit Sciences and its shareholders in the future. A final judgment was entered in this case on July 14, 2005, with two significant rulings. In the first significant ruling, the Court entered a money judgment in favor of Hard to Treat against Dr. Ronald Shinn in the amount of $201,620.01. As of the date of this prospectus, Dr. Shinn has not paid any portion of this money judgment.

     In the second significant ruling, the Court enter a judgment in favor of Dr. Shinn and against Hard to Treat declaring that Dr. Shinn "was the lawful owner of 350,000,000 shares of Hard to Treat shares should he choose to exercise his right of ownership over these shares." As of June 13, 2006, the record date for determining Hard to Treat shareholders entitled to participate in the stock dividend and spin-off of Cavit Sciences, Dr. Shinn was not a record holder of Hard to Treat shares nor had he exercised his right to ownership over any Hard to Treat shares. Dr. Shinn did not participate in the stock dividend and spin-off. Hard to Treat has appealed the judgment in favor of Dr. Shinn.

     Management's best guess is that:

     * As long as the judgment goes unpaid, Dr. Shinn will not exercise his right of ownership over the 350,000,000 shares of Hard to Treat common stock;
     * If he does choose to exercise such rights, then Hard to Treat will take Dr. Shinn's Hard to Treat shares in satisfaction of its judgment;
     * Even if Dr. Shinn were to exercise his rights of ownership over Hard to Treat shares, he would be doing so after the record date for the stock dividend and would not be entitled to any Cavit shares; and
     * The value of the money judgment against Dr. Shinn is greater than the combined value of 350,000,000 Hard to Treat shares and 3,500,000 Cavit shares at the present time.

     However, in the event that management guesses wrong and Dr. Shinn paid the money judgment to Hard to Treat and somehow ended up with 3,500,000 Cavit shares, our shareholders would be substantially diluted in their ownership of Cavit common stock. See "Risk Factors -- An individual who has a right to ownership of a substantial number of shares of Hard to Treat common stock, but who was not a holder of record of any Hard to Treat shares on June 13, 2006 (the record date for the recently completed spin-off of our shares to holders of Hard to Treat common stock) may seek to have 3,500,000 shares of Cavit Sciences common stock issued to him in which case the shareholders of Cavit Sciences would be substantially diluted."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of the date of this Annual Report, the Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "CVIT.OB." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. The Company's Common Stock was not quoted or traded on any exchange until the fourth quarter of 2006.

     Fiscal 2006                     High           Low
                                     ----           ---
     First Quarter (1)               $ --          $ --
     Second Quarter (1)              $ --          $ --
     Third Quarter (1)               $ --          $ --
     Fourth Quarter (1)              $.60          $.25

     Fiscal 2005                     High           Low
                                     ----           ---
     First Quarter (1)               $  --         $ --
     Second Quarter (1)              $  --         $ --
     Third Quarter (1)               $  --         $ --
     Fourth Quarter (1)              $  --         $ --

----------
(1) This represents the high and low quote information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

HOLDERS

     As of March 30, 2007, there were approximately 244 shareholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

     For information regarding the Company's Equity Compensation Plans, see Part III, Item 11.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Since its incorporation on April 12, 2006, Cavit has issued the following securities without registration under the Securities Act of 1933:

     Cavit issued 8,475,000 shares of its common stock to Hard to Treat Diseases, Inc. in exchange for certain patent application rights. The value of these 8,475,000 shares was determined to be $145,459.

     Cavit issued an aggregate of 1,237,500 shares of its common stock to four accredited investors in exchange for an aggregate cash consideration of $99,000.

     Cavit issued 200,000 shares of its common stock to an attorney in partial consideration for legal services rendered in the preparation of this registration statement. The value of the common stock issued in consideration of such legal services was $16,000.

      Cavit issued 25,000 shares of its common stock to its two medical advisors for a total of 50,000 shares. Cavit issued 5,000 shares to the provider of a medical substance sample for testing purposes. The aggregate value of the common stock issued to these three individuals was $4,400.

     Cavit issued 50,000 shares to Colm J. King pursuant to his employment agreement with Cavit and the value of such shares was $500.

     Cavit issued 100,000 shares to each of its five directors as director compensation for a total of 500,000 shares. 300,000 of these shares were valued at $.01 per share and 200,000 shares were valued at $.08 per share. The aggregate value of these 500,000 shares was $19,000.

     Between October 17, 2006, and December 15, 2006, the registrant issued an aggregate 2,776,857 shares of its common stock in transactions to (i) settle debt obligations, (ii) for cash, (iii) for officer and director compensation and
(iv) for consulting services, as follows:

     The Registrant settled $10,000 in promissory notes by issuing 125,000 shares of its common stock in satisfaction of two notes for $5,000 each.

     The Registrant sold 1,012,500 shares of its common stock to three accredited investors for an aggregate consideration of $81,000 (or $.08 cents per share). The proceeds of these sales were used for working capital.

     The Registrant issued an aggregate 187,500 shares of its common stock in lieu of payment of cash fees due to its five Directors, who are compensated $3,000 per quarter. Each Director received 37,500 shares.

     The Registrant issued 187,500 shares of is common stock to Julio De Leon, its Chief Financial Officer, pursuant to a contract with such officer that provides for compensation of $60,000 per year, payable quarterly in advance. Therefore, the 187,500 shares issued to the Chief Financial Officer were issued in lieu of cash compensation of $15,000 for the three month period ending February 28, 2007.

     The Registrant issued an additional 187,500 shares to Mr. De Leon as bonus compensation for his work on Registrant's various projects.

     The Registrant issued 187,500 shares to Mr. Colm King as bonus compensation for his work on Registrant's various projects.

     The Registrant issued an aggregate 514,750 shares of its common stock to four consultants and issued 115, 800 shares to its stock transfer agent in lieu of cash for services.

     The Registrant issued 258, 807 shares to investors with anti-dilution rights.

     All 2,776,857 shares issued since October 17, 2006, were valued at $.08 per share, as no established market for the Registrant's common stock had developed when these issuance wre made.

     The Registrant issued 69,087 shares on April 3, 2007 to an attorney for consulting services in lieu of cash for services.

     Cavit believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons;
(b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act of 1933, as amended; (d) each person had knowledge and experience in business and financial matters to understand the merits and risks of the investment; and (e) appropriate restrictive legends were placed on all stock certificates. Therefore, no registration statement needed to be in effect prior to such issuances.

     The Company did not utilize or engage a principal underwriter in connection with any of the above securities transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S PLAN OF OPERATIONS

     The following discussion of our plan of operations should be read together with the financial statements and related notes that are included elsewhere in this Form 10-KSB. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors," "Disclosure Regarding Forward-Looking Statements" or in other parts of this Form 10-KSB. We undertake no obligation to update any information in our forward-looking statements except as required by law.

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

     The boards of directors of Cavit Sciences and Hard to Treat determined the value of the intangible assets and related costs acquired to be $145,459; comprised of $56,997 in legal fees associated with the development of the rights from inception and $88,462 of direct research and development which are considered purchased R&D. The $145,459 carved out cost determined the value of the intangible assets. The acquisition costs do not include $47,060 of certain overhead expenses incurred by Hard to Treat during the development of the intellectual property rights from inception that began in 2004. The overhead expenses of $47,060 that were not part of the purchase price paid by Cavit included wages, rent, phone and other expenditures that Hard to Treat incurred to develop the intellectual properties.

     At December 31, 2006, due to Financial Accounting Standards, the Company recorded an impairment charge of $86,997, which was primarily due to the fact that such patents are not currently producing revenues or cash flows. The book value of the patent application rights does not reflect the future potential of our patents as the patent rights are still in the application phase.

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

     Major drug companies are interested in drugs that are safe and effective in treating and preventing certain indications and conditions, have secure intellectual property rights and have an available source and supply of the composition. Cavit's board has decided to focus on and to pursue the best course of action in the interest of patients and shareholders. Testing performed on certain drugs has resulted in patent applications and numerous intellectual property rights which are owned and controlled by Cavit. We intend to have a third party manufacture, per U.S. FDA specifications, one of the drugs we tested and to apply for U.S. FDA approval for specific cancer and/or viral infection indications. In addition to the current utility rights we own, Cavit will have a source and control of the drug. Due to the safety and effectiveness of the drug's use outside the U.S., Cavit intends to request that the U.S. FDA grant fast track or priority status to Cavit's application.

     Our initial plan was to market our intellectual property rights to major drug companies. We have been and are currently negotiating with other drug companies regarding securing rights to their drug compositions. The combination of our current utility rights and the acquisition of composition rights should allow Cavit to develop, market and commercialize these drugs successfully.

     In addition, Cavit acquired a food supplement line during February 2007. The core products in Cavit's supplement line were formulated and designed to enhance and improve the prostate, maintain and support the cardiovascular system, and beneficially effect arthritis and osteoporosis. Superior results have been attained by individuals with the use of Cavit's products. These proven results are due to the research and testing of the most effective formulas with nutrients that support and supplement each other at the optimum dosage of each ingredient. Cavit intends to manufacture, market, distribute and commercialize a range of supplements to act as powerful antioxidants and immune enhancers which have beneficial effects upon many serious diseases.

     Cavit has secured the required facilities for its laboratories, research and development, warehouse and corporate offices. The facilities will provide ample room for the development of the food supplement line. The plants laboratories will be used for ongoing research and development of existing products and products being developed with innovation as our trend. The facilities will also accommodate Cavit's plant equipment, staff, and relocated corporate headquarters and allow for future expansion.

     The food supplement line is an ideal match with our drug development process. In addition to creating a full range biotech company, the supplement line will create a steady stream of cash flow to support the commercialization of our drugs.

     We have not generated any profits since our entry into the biotechnology business, have no source of revenues and have incurred operating losses. We expect to incur additional operating losses for the foreseeable future. We do not have any sources of revenues and may not have any in the foreseeable future unless we market our rights to a drug company.

     We need to obtain additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue Cavit's business. We need to raise additional working capital in order to have sufficient working capital to finance operations. Our current burn rate is approximately $10,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

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

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee, contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

FUTURE COMMITMENTS

     As of the date of this Annual Report, the Company does not have any material commitments nor does management anticipate any further material commitments within the next twelve months.

ITEM 7. FINANCIAL STATEMENTS.

     The Financial Statements of Cavit Sciences, Inc. are listed on the Index to Financial Statements as set forth on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Colm J. King, our Chief Executive Officer, and Julio De Leon, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this annual report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the 1934 Act.

(b) CHANGES IN INTERNAL CONTROLS.

     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act occurred during the fourth quarter of the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A (T).

     This Item is not applicable to the Company's fiscal year ended December 31, 2006.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; SECTION 16(a) OF THE EXCHANGE ACT

     Our executive officers are elected by the board of directors and serve at the discretion of the board, subject to employment and/or consulting agreements described in Item 10, below. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

    Name                     Age         Position                Director Since
    ----                     ---         --------                --------------
Colm J. King                 49    President, Chief Executive   April 12, 2006
                                   Officer and Director
Julio De Leon                56    Director                     May 1, 2006
                                   Chief Financial Officer      November 1, 2006
Raymond S. Bazley            43    Director                     June 30, 2006
Dr. Christopher H. Brown     46    Director                     June 30, 2006
Harvey Judkowitz             62    Director                     May 1, 2006

     Certain biographical information of our directors and officers is set forth below.

     COLM J. KING. Mr. King is also the President and Chief Executive Officer of Hard to Treat Diseases, Inc, having been elected to those offices on October 30, 2003. From January 2003 until October 2003, Mr. King worked for Berkovits, Lago & Company, LLP, a public accounting and consulting firm, where he provided audit compliance and consulting services for that firm's publicly held clients. During March 2002 through November 2002, Mr. King served as the Controller and Chief Financial Officer for Peregrine Industries, Inc. (a manufacturer of swimming pool heaters) where he managed accounting, prepared SEC filings and other financial reporting. From November 2000 until March 2002, Mr. King served as the Controller and Chief Financial Officer for NetGain Development, Inc. (an internet development company) where he managed accounting and prepared SEC filings. He received a B.S. in Business Administration from St. Thomas Acquinas College and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

     JULIO DE LEON. Mr. De Leon is a Certified Public Accountant, Certified Management Accountant and Certified in Financial Management. Mr. De Leon is the owner of De Leon & Company, P.A., a Certified Public Accounting firm, which he founded in June 2002. Mr. De Leon was Senior Manager of Weinberg & Company, PA, a Certified Public Accounting firm, from June 2001 until June 2002, when he formed De Leon & Company, P.A. In addition to being a partner in his accounting firm, Mr. De Leon serves as a consultant to Hard to Treat. Mr. De Leon received a bachelor's degree in business administration from Bernard Baruch College in New York and his Master in Business Administration from the University of Miami. He is a member of the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, the Institute of Management Accountants and the Association of Fraud Examiners.

     RAYMOND S. BAZLEY. Mr. Bazley is a self-employed, successful businessman. Mr. Bazley has owned and operated Bazley's LLC, in its Feed, Tack, Pet and Vet Stores from 1989 to 2005. Mr. Bazley is also the Chief Executive, Financial and Operating Officer of RayMels LLC, a bar and restaurant. Mr. Bazley also serves as a consultant to Hard to Treat. Mr. Bazley is also real estate investor.

     DR. CHRISTOPHER H. BROWN. Dr. Brown is a maxillofacial and cosmetic surgeon and a principal at a surgery center. Dr. Brown serves as a consultant to Hard to Treat. Dr. Brown completed his Residency at the University of Connecticut Health Center in 1990 and has been in private practice since that time. He has presented his research both nationally and internationally.

     HARVEY JUDKOWITZ. Mr. Judkowitz is a Certified Public Accountant licensed in both New York and Florida. From 1988 to date, Mr. Judkowitz has conducted his own CPA practice. Mr. Judkowitz was the Chairman of the Board and Chief Executive Officer of UniPro Financial Services, Inc. ("UPRO") from June 2003 until the Company was sold in September 2005. He currently serves on the Board of Directors for the following publicly traded or quoted companies: The Singing Machine, Inc. ("SMD"), and Hard To Treat Diseases, Inc. ("HTDS"). He is also the chairman of the audit committee of SMD. In the past, he has served as Chief Financial Officer of Claire's Stores and several other publicly traded companies. Mr. Judkowitz graduated from Pace University in 1967 with a BBA in Accounting. Over the past 20 years, Mr. Judkowitz has been a consultant to assist several companies in going public and arranging short term financing until the public money could be raised. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

COMMITTEES OF THE BOARD OF DIRECTORS

     We currently have an audit committee and a compensation committee.

     AUDIT COMMITTEE. The Audit Committee of the Board currently consists of three members of our board of directors; Messrs. De Leon, Judkowitz and King. The audit committee selects, on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our board of directors whether the audited financials should be included in our annual reports to be filed with the SEC. Mr. Julio De Leon qualifies as an Audit Committee Financial Expert. However, Mr. De Leon is not independent. Mr. De Leon's relative experience, as set forth above in his biographical summary, qualifies him to be an Audit Committee Financial Expert.

     COMPENSATION COMMITTEE. The Compensation Committee consists of the entire board of directors. The Compensation Committee will review and must approve the annual salary and other compensation of our executive officers and compensation to our directors.

COMPENSATION OF DIRECTORS

     Each of our five directors has been issued 100,000 restricted shares of our common stock in consideration of their service on our board of directors. Any future director compensation will be determined by our compensation committee. These shares were issued for services as Directors from April 12, 2006, to December 31, 2006.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

DIRECTORSHIPS

     Except for Mr. Harvey Judkowitz and Mr. Julio De Leon, no Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to
Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940. Mr. Judkowitz currently serves on the Board of Directors of The Singing Machine, Inc. ("SMD"), a reporting company, and Hard To Treat Diseases, Inc. ("HTDS"). Mr. De Leon currently serves on the Board of Directors of Tao Minerals, Ltd ("TAOM"), a reporting company.

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     There are no family relationships between or among the Company's officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or within two years prior to that time;
     (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

MATERIAL CHANGES TO THE METHOD BY WHICH THE SHAREHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

     None.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended
December 31, 2006, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements.

CODE OF ETHICS

     On June 28, 2006, the Company adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 100 East Linton Boulevard, Suite 106B, Delray Beach, Florida 33483

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated. The Company had no employees or executive officers during 2004 and 2005.

                           SUMMARY COMPENSATION TABLE

                                                                     Non-Equity
                                                                     Incentive   Nonqualified
 Name and                                                               Plan       Deferred    All other
 Principal                                       Stock     Option     Compen-      Compen-     Compen-
 Position        Year   Salary($)    Bonus($)   Awards($)  Awards($)  sation($)    sation($)   sation($)     Total($)
 --------        ----   ---------    --------   ---------  ---------  ---------    ---------   ---------     --------
Colm J. King     2006   $120,000        0        $19,000       0          0            0         $3,000      $142,000
President        2005          0        0              0       0          0            0              0             0
and CEO

Julio De Leon    2006   $ 15,000        0        $15,000       0          0            0         $3,000      $ 33,000
CFO              2005          0        0              0       0          0            0              0             0

     During the year ended December 31, 2006, $120,000 in salary was accrued for Mr. Colm King, of which $30,000 was paid. Mr. De Leon's salary was paid in restricted common stock. Both Mr. De Leon and Mr. King received $3,000 each for service as a Director during 2006.

     During 2006, both Mr. Colm King and Mr. Julio De Leon received a bonus of $15,000 each comprised of 187,500 shares of restricted stock valued at $.08. Mr. King also received 50,000 shares of restricted common stock valued at $.08 in accordance with his contract.

EMPLOYMENT CONTRACTS

     We entered into an employment agreement with our President and Chief Executive Officer, Colm J. King, as of May 1, 2006. The agreement covers a three year term and provides for his annual cash compensation to be $180,000. The agreement provides for salary increases of 10% on the first and second anniversaries of the agreement, unless Cavit has no pre-tax consolidated net income, in which case there will be no salary increase. Mr. King will also be entitled to an annual incentive bonus equal to 5% of Cavit's pre-tax consolidated net income. Mr. King will also participate in Cavit's other employee benefits, as well. In addition, Mr. King will receive 50,000 shares of restricted common stock at the beginning of each contract year. This agreement may be terminated by Cavit with or without cause.

OTHER COMPENSATORY CONTRACTS

     On December 1, 2006, the Company's Board of Directors elected Julio De Leon to the office of Chief Financial Officer. Mr. De Leon has been a member of the Registrant's Board of Directors since May 1, 2006. The Company and Mr. De Leon entered into a one year agreement dated December 1, 2006 (effective November 1, 2006), pursuant to which Mr. De Leon will devote 30% of his time to perform his duties as Chief Financial Officer of the Company in exchange for $60,000 in annual compensation. Such compensation is payable quarterly in advance.

STOCK OPTIONS AND WARRANTS

     We do not have any outstanding stock options or warrants to purchase shares of our common stock.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2006.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2006.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last fiscal year.

COMPENSATION OF DIRECTORS

     Each of our five directors has been issued 100,000 restricted shares of our common stock in consideration of their service on our board of directors. Any future director compensation will be determined by our compensation committee.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2006, the Company did not reprice any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 30, 2007, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

     The table sets forth our actual share ownership as of March 30, 2007. Each person has sole voting and investment power with respect to the shares shown, except as otherwise noted.

                                                         Amount and Nature
        Name and Address                              of Beneficial Ownership
       of Beneficial Owner                            Number          Percent
       -------------------                            ------          -------
     Colm J. King                                   2,225,000          16.74%
     100 East Linton Boulevard,
     Suite 106B
     Delray Beach, Florida 33483

     Raymond Bazley                                 1,198,165           9.01%
     100 East Linton Boulevard,
     Suite 106B
     Delray Beach, Florida 33483

     Christopher Brown                              1,966,665(1)       14.79%
     100 East Linton Boulevard,
     Suite 106B
     Delray Beach, Florida 33483

     Julio De Leon                                    712,500           5.36%
     100 East Linton Boulevard,
     Suite 106B
     Delray Beach, Florida 33483

     Harvey Judkowitz                                 272,217           2.05%
     100 East Linton Boulevard,
     Suite 106B
     Delray Beach, Florida 33483

     All officers and directors
      as a group (5 persons)                        6,374,547          47.95%

----------
(1) Includes 1,659,165 Cavit shares held of record in the name of Cortland Fund LLC of which Dr. Brown is the sole beneficial owner. Dr. Brown is the record and beneficial owner of 307,500 of Cavit shares.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ADOPTION OF EMPLOYEE COMPENSATION PLAN

     On December 14, 2006, the Registrant's Board of Directors adopted the Cavit Sciences, Inc. 2006 Employee and Consultant Stock Incentive Plan ("Plan"). The Plan covers up to 2,000,000 shares of common stock, has a 10 year term, covers employees, consultants, officers and directors. The Plan will be administered by the Board of Directors. As of the date of the Annual Report, no options have been granted to, or exercised by, any of the Company's directors, employees or officers.

ITEM 12. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
         INDEPENDENCE.

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

     Colm J. King, our President and Chief Executive Officer also holds similar offices and responsibilities with Hard to Treat. Mr. King is on the payroll of both companies. His time dedicated to Cavit's business could be diminished if he were to spend an inordinate amount of time on Hard to Treat's business and vice versa.

     Cavit's Audit Committee is comprised solely of members of Cavit's Board of Directors, some of whom are officers of Cavit and all of whom are shareholders of Cavit.

ITEM 13. EXHIBITS AND INDEX OF EXHIBITS.

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.                              Description
-----------                              -----------
3(i).1* Articles of Incorporation of Cavit Sciences, Inc. filed April 12, 2006, with the Secretary of State of Florida.

3(i).2* Articles of Amendment to the Articles of Incorporation of Cavit Sciences, Inc. filed on June 9, 2006 with the Secretary of State of Florida.

3(ii)*    By-Laws of Cavit Sciences, Inc.

4.1* Common Stock Purchase Agreement dated as of May 23, 2006, by and between Cavit Sciences, Inc. and Raymond S. Bazley.

4.2* Common Stock Purchase Agreement dated as of May 12, 2006, by and between Cavit Sciences, Inc. and Robert Hennen.

4.3* Common Stock Purchase Agreement dated as of May 25, 2006, by and between Cavit Sciences, Inc. and Cortland Fund LLC.

4.4* Common Stock Purchase Agreement dated as of June 14, 2006, by and between Cavit Sciences, Inc. and Margaret Smyth.

4.5*(a) Asset Purchase Agreement dated as of May 31, 2006, by and between Cavit Sciences, Inc. and Hard to Treat Diseases, Inc.

4.6*      Cavit Sciences, Inc. Certificate of Common Stock

4.7* Management, Advisory and Support Agreement dated as of June 1, 2006, by and between Cavit Sciences, Inc. and Hard to Treat Diseases, Inc.

4.8*(a) Assignment Agreement between Dr. Leland Shapiro and Cavit Sciences, Inc. dated July 7, 2006.

10.1* Employment Agreement dated May 1, 2006, between Cavit Sciences, Inc. and Colm J. King.

10.2** Agreement between Cavit Sciences, Inc. and Julio De Leon dated December 1, 2006 (effective November 1, 2006).

10.3** Cavit Sciences, Inc. 2006 Employee and Consultant Stock Incentive Plan Adopted December 14, 2006.

10.4*** Asset Purchase & Royalty Agreement between Cavit Sciences, Inc. and Daycon Investors Associates, Inc., Americare Nutritional Division, dated February 13, 2007.

14*       Code of Ethics.

21+       Subsidiaries.

31.1+     Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+     Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 302 of The Sarbanes-Oxley Act of 2002.

32.1+     Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 906 of The Sarbanes-Oxley Act of 2002.

32.2+     Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 906 of The Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2, File Number 333-135740, filed with the Commission on July 13, 2006.
** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2006.
*** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 14, 2007.
+    Filed herewith.
(a) Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk ("Mark"). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant's Application Requesting Confidential Treatment under Rule 406 under the Securities Act of 1933 for which confidential treatment was granted until August 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company's independent accountants during the fiscal year ending December 31, 2006 were Infante & Company.

     (1) AUDIT FEES. During the fiscal year ended December 31, 2006, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for 2006, was $7,650.

     (2) AUDIT-RELATED FEES. During fiscal year ended December 31, 2006, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     (3) TAX FEES. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal year ended December 31, 2006.

     (4) ALL OTHER FEES. None.

     (5) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

     The  board  of  directors   pre-approves  all  services   provided  by  our
independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

     The board of directors has considered the nature and amount of fees billed by our Principal Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our Principal Accountants independence.

     TheCompany had no audit committee during the fiscal years ended December 31, 2005 and 2004; hence, there were no pre-approval policies or procedures in effect during such fiscal years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Cavit Sciences, Inc.


Dated: Apri 12, 2007                  /s/ Colm J. King
                                      ------------------------------------------
                                 By:  Colm J. King
                                 Its: President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: Apri 12, 2007                  /s/  Colm J. King
                                      ------------------------------------------
                                 By:  Colm J. King
                                 Its: President, Chief Executive Officer,
                                      Chief Operating Officer and Director
                                      (Principal Executive Officer, Principal
                                      Financial Officer and Principal
                                      Accounting Officer)


Dated: April 12, 2007                 /s/ Julio De Leon
                                      ------------------------------------------
                                 By:  Julio De Leon
                                 Its: Chief Financial Officer, Secretary and
                                      Director
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)


Dated: April 12, 2007                 /s/ Raymond Bazley
                                      ------------------------------------------
                                 Its: Director


Dated: April 12, 2007                 /s/ Christopher Brown
                                      ------------------------------------------
                                 Its: Director


Dated: April 12, 2007                 /s/ Harvey Judkowitz
                                      ------------------------------------------
                                 Its: Director

                                INDEX TO EXHIBITS

Exhibit No.                           Description
-----------                           -----------
3(i).1* Articles of Incorporation of Cavit Sciences, Inc. filed April 12, 2006, with the Secretary of State of Florida.

3(i).2* Articles of Amendment to the Articles of Incorporation of Cavit Sciences, Inc. filed on June 9, 2006 with the Secretary of State of Florida.

3(ii)*    By-Laws of Cavit Sciences, Inc.

4.1* Common Stock Purchase Agreement dated as of May 23, 2006, by and between Cavit Sciences, Inc. and Raymond S. Bazley.

4.2* Common Stock Purchase Agreement dated as of May 12, 2006, by and between Cavit Sciences, Inc. and Robert Hennen.

4.3* Common Stock Purchase Agreement dated as of May 25, 2006, by and between Cavit Sciences, Inc. and Cortland Fund LLC.

4.4* Common Stock Purchase Agreement dated as of June 14, 2006, by and between Cavit Sciences, Inc. and Margaret Smyth.

4.5*(a) Asset Purchase Agreement dated as of May 31, 2006, by and between Cavit Sciences, Inc. and Hard to Treat Diseases, Inc.

4.6*      Cavit Sciences, Inc. Certificate of Common Stock

4.7* Management, Advisory and Support Agreement dated as of June 1, 2006, by and between Cavit Sciences, Inc. and Hard to Treat Diseases, Inc.

4.8*(a) Assignment Agreement between Dr. Leland Shapiro and Cavit Sciences, Inc. dated July 7, 2006.

10.1* Employment Agreement dated May 1, 2006, between Cavit Sciences, Inc. and Colm J. King.

10.2** Agreement between Cavit Sciences, Inc. and Julio De Leon dated December 1, 2006 (effective November 1, 2006).

10.3** Cavit Sciences, Inc. 2006 Employee and Consultant Stock Incentive Plan Adopted December 14, 2006.

10.4*** Asset Purchase & Royalty Agreement between Cavit Sciences, Inc. and Daycon Investors Associates, Inc., Americare Nutritional Division, dated February 13, 2007.

14*       Code of Ethics.

21+       Subsidiaries.

31.1+     Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+     Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 302 of The Sarbanes-Oxley Act of 2002.

32.1+     Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 906 of The Sarbanes-Oxley Act of 2002.

32.2+     Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 906 of The Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2, File Number 333-135740, filed with the Commission on July 13, 2006.
** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2006.
*** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 14, 2007.
+    Filed herewith.
(a) Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk ("Mark"). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant's Application Requesting Confidential Treatment under Rule 406 under the Securities Act of 1933 for which confidential treatment was granted until August 31, 2007.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Financial Statements

       For the Period from April 12, 2006 (inception) to December 31, 2006

                                      Index

                                                                     Page Number
                                                                     -----------

      Report of Independent Registered Public Accounting Firm            F-2

      Balance Sheet                                                      F-3

      Statement of Operations                                            F-4

      Statement of Cash Flows                                            F-5

      Statement of Changes in Stockholders' Equity                       F-6

      Notes to Financial Statements                                      F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Cavit Sciences, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the period from April 12, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavit Sciences, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the period from April 12, 2006 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has negative working capital of $77,216, has incurred losses since inception totalling $592,871 and has yet to achieve profitable operations. The Company is working on various alternatives to improve the Company's financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Infante & Company
-----------------------------
Hollywood, Florida
April 4, 2007

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             As of December 31, 2006

                                     ASSETS
Current Assets
   Cash                                                                            $  34,013
   Due from affiliate                                                                  5,000
                                                                                   ---------
      Total current assets                                                            39,013
                                                                                   ---------

Patent application rights                                                                 --
                                                                                   ---------

      Total assets                                                                 $  39,013
                                                                                   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities                                        $ 104,991
   Note payable                                                                       10,000
   Due to related party                                                                1,238
                                                                                   ---------
      Total current liabilities                                                      116,229
                                                                                   ---------

      Total liabilities                                                              116,229
                                                                                   ---------
Stockholders' Equity

   Capital stock
     Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 45,000,000 shares authorized 13,294,357
      common shares issued and outstanding                                           132,943
   Additional paid-in capital                                                        373,564
   Common stock to be issued                                                           9,148
   Accumulated deficit during the development stage                                 (592,871)
                                                                                   ---------

      Total stockholders' equity                                                     (77,216)
                                                                                   ---------

      Total liabilities and stockholders' equity                                   $  39,013
                                                                                   =========

    The accompanying notes are an integral part of these financial statements

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       For the period from April 12, 2006 (inception) to December 31, 2006


Operating Expenses
  General and administrative expenses                                   504,409
  Purchased R & D expenses                                               88,462
                                                                     ----------
Total Operating Expenses                                                592,871

Operating Loss                                                         (592,871)
                                                                     ----------

Net Loss                                                               (592,871)
                                                                     ==========

Basic and diluted loss per common share                              $     (.07)
                                                                     ==========

Weighted average number of common shares
 outstanding                                                          8,904,684
                                                                     ==========


    The accompanying notes are an integral part of these financial statements

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       For the period from April 12, 2006 (inception) to December 31, 2006

Operating Activities
  Net loss for the period                                             $(592,871)
  Change in non-cash working capital balance related to operations:
    Stock to be issued for services                                       9,148
    Stock issued for services                                           150,344
    Stock issued for anti-dilution provisions                            20,704
    Purchased R & D cost                                                 88,462
    Impairment charge                                                    86,997
  Change in working capital items:
    Receivable from affiliate                                            (5,000)
  Increase in current liabilities
    Due to related parties                                                1,238
    Accounts payable and accrued liabilities                            104,991
                                                                      ---------
        Net cash flows used in operating activities                    (135,987)
                                                                      ---------
Investing Activities
  Purchase of intellectual property rights                              (20,000)
                                                                      ---------
        Net cash flows used in investing activities                     (20,000)
                                                                      ---------
Financing Activities
  Proceeds from sale of stock for cash                                  190,000
                                                                      ---------
        Net cash flows provided by financing activities                 190,000
                                                                      ---------

        Net increase in cash during the period                           34,013
                                                                      ---------

        Cash at beginning of the period                                      --
                                                                      ---------

        Cash, end of the period                                       $  34,013
                                                                      =========

The Company did not pay any amounts for interest or taxes during the period ended December 31, 2006.

Supplemental disclosure of cash flow information:

Non-Cash Activities:
  Exchange of 8,475,000 common shares to acquire intellectual property rights, dividends and spin-off from Hard to Treat
  Diseases, Inc.                                                      $ 145,459
                                                                      =========

  The Company issued a note for the acquisition of a patent
  application right                                                   $  10,000
                                                                      =========

    The accompanying notes are an integral part of these financial statements

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         For the period April 12, 2006 (inception) to December 31, 2006

                                             Common Stock                          Accumulated
                                         --------------------       Additional   Deficit During
                                                         Par         Paid-in      Development    Shares to
                                         Number         Value        Capital         Stage       Be Issued      Total
                                         ------         -----        -------         -----       ---------      -----
Balance  at  Inception
 April 12, 2006                               --      $     --      $     --      $      --       $   --      $      --

Issuance of common stock
 for cash - at $0.08                   2,375,000        23,750       166,250             --           --        190,000

Issuance of common stock
 to  Hard  to  Treat  Diseases,
 Inc.  for  spin-off -at $0.0171
 - Note 2                              8,475,000        84,750        60,709             --           --        145,459

Issuance of common stock for
 consulting  services - at $0.08         455,000         4,550        31,850             --           --         36,400

Issuance of common stock for
 transfer  agent services - at $0.08     115,800         1,158         8,106             --           --          9,264

Issuance of common stock for
 legal services - at $0.08               314,750         3,147        22,033             --           --         25,180

Issuance of common stock to
 directors for fees - at $0.01           300,000         3,000            --             --           --          3,000

Issuance of common stock to
 directors for fees - at $0.08           387,500         3,875        27,125             --           --         31,000

Issuance of common stock to CEO
 & CFO for services - at $0.01            50,000           500            --             --           --            500

Issuance of common stock to CEO
 & CFO for services - at $0.08           562,500         5,625        39,375             --           --         45,000

Issuance of common stock to
 shareholders for anti-dilution -
 at $0.08                                258,807         2,588        18,116             --           --         20,704

Common shares to be issued to
 attorney for legal services -
 at $0.30                                     --            --            --             --        4,005          4,005

Common shares to be issued to
 transfer agent for services -
 at $0.30                                     --            --            --             --        5,143          5,143

Net loss                                      --            --            --       (592,871)          --       (592,871)
                                      ----------      --------      --------      ---------       ------      ---------

Balance, December 31, 2006            13,294,357      $132,943      $373,564      $(592,871)      $9,148      $ (77,216)
                                      ==========      ========      ========      =========       ======      =========

    The accompanying notes are an integral part of these financial statements

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2006


Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE AND CONTINUANCE OF OPERATIONS

Cavit Sciences, Inc. ("The Company" or "Cavit") is in the development stage and is in the process of acquiring and developing intellectual property rights to treat cancer and viral diseases. The Company plans to market such rights to major drug companies.

Cavit was incorporated on April 12, 2006 under the laws of the State of Florida, as a wholly owned subsidiary of Hard to Treat Diseases, Inc. ("Parent"), and was spun-off as a separate entity from the Parent effective May 31, 2006. The
Company's registration statement on Form SB-2 became effective with the Securities and Exchange Commission on October 16, 2006.

At December 31, 2006, the Company has negative working capital of $77,216, has incurred losses since inception totalling $592,871 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue to provide for its capital needs during the year ending December 31, 2007 by issuing equity securities or by pursuing alternative financing, however, there are no assurances that management's plans will be attained.

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

DEVELOPMENT STAGE COMPANY

The Company complies with Financial Accounting Standards Board Statement No. 7 and for it's characterization of the Company as a Development Stage Enterprise.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2006


Note 1 NATURE OF  OPERATIONS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
      (CON'T)

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

LOSS PER SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." During the year ended December 31, 2006, 258,807 common shares were issued with a value of $20,704 to certain shareholders as a result of anti-dilutive clauses in their shareholder agreements with the Company that were triggered due to the issuance of shares to other shareholders.

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment,"("SFAS 123R"), which revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." SFAS 123R supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2006


Note 1 NATURE OF  OPERATIONS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
      (CON'T)

SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.." SFAS 123R is effective for the first interim or annual reporting period of the company's first fiscal year that begins on or after June 15, 2005. The Company has implemented this pronouncement.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 107, "SHARE-BASED PAYMENTS," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or `staff', regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company has adopted SAB 107.

Note 2 RELATED PARTIES

On May 31, 2006, the Company entered an Asset Purchase Agreement with the Parent to acquire intellectual property rights relating to three patent applications. In exchange for the intellectual property rights, the Company issued 8,475,000 shares of common stock to Parent at $0.017 per share. The Company recorded this transaction on its books at Parent's historical cost value of $145,459 which was comprised of; $56,997, which is the capitalized portion of the intellectual property relating to legal costs, and $88,462 of research and development expenses.

On June 1, 2006 the Company entered into a management advisory and support agreement for a twelve month period with its former Parent, Hard to Treat Diseases, Inc. for $1,000 per month which includes the use of office space. During the period from April 12, 2006 to December 31, 2006, the Parent collected funds on behalf of the Company and repaid certain expenses on the Company's behalf. Per the agreement, the Company paid $7,000 in management advisory fees to Hard to Treat Diseases, Inc. for the period from April 12, 2006 to December 31, 2006.

At December 31, 2006, the net balance due from affiliate (former Parent) to the Company was $5,000.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2006


Note 2 RELATED PARTIES (CON'T)

The Company has accrued a total of $1,238 in due to related party liabilities at December 31, 2006 which consists of unreimbursed expenses incurred by the CEO on behalf of the Company. The advances are unsecured, non-interest bearing and have no specific terms of repayment.

During the period ended December 31, 2006, the Company issued 2,375,000 shares for cash totalling $190,000. An additional 885,550 common shares were issued with a value of $70,844 to providers of outside services to the Company; 687,500 common shares were issued with a value of $34,000 to directors of the Company for their director fees; and 612,500 common shares were issued with a value of $45,500 to the CEO and CFO of the Company for their services.

Under the "2006 Employee and Consultant Stock Incentive Plan", the directors of the Company shall be compensated $3,000 per quarter and the board approved this payment in December 2006 via the issuance of 37,500 common shares with a value of $.08 per share. The CEO and CFO shall each be eligible for year end bonuses of $15,000 annually and these bonuses was paid in December 2006 via the issuance of 187,500 common shares to both the CEO and CFO with a value of $.08 per share.

Note 3 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company has accrued a total of $104,991 in accounts payable and accrued liabilities which consists of the following items:

     $ 10,411   accrued payables
       79,420   accrued CEO salary
       15,160   employment taxes for the CEO
     --------
     $104,991   Total accounts payable and accrued liabilities
     ========

Note 4 INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of $592,871 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. For the year ended December 31, 2006, the Company had computed a current expected tax benefit of $208,000 from the net operating loss which was offset by a valuation allowance. The Company used a 35% tax rate to compute the benefit. There was no income tax expense for the year ended December 31, 2006.

                                                    2006
                                                  ---------
     Deferred tax assets:
        Net operating loss carryforwards          $ 592,871
                                                  ---------
     Gross deferred tax assets                      208,000
     Less:  valuation allowance                    (208,000)
                                                  ---------
        Net deferred tax asset                    $      --
                                                  =========

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2006


Note 5 STOCKHOLDERS' EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock $.01 par value and 45,000,000 shares of common stock $.01 par value. The Board of Directors may make the provisions of the preferred stock prior to issuance. As of December 31, 2006, no shares of preferred stock have been issued. During the period from inception through December 31, 2006, the Company issued 13,294,357 shares of common stock to pay for services, for cash, and to acquire patent application rights. There are no options or warrants issued as of December 31, 2006.

On  October  18,  2006,  Cavit  entered  into a  Financial  Consulting  Services
Agreement with Aaron Capital Inc. for financial services. Cavit issued 100,000 shares of restricted common stock and is obligated to pay $3,000 to Aaron Capital Inc. per the agreement.

During October 2006, shareholders holding notes payable of $10,000 from the Company accepted the Company's offer to allow them to convert these notes into Cavit common stock at $.08 per share.

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

The Company adopted its "2006 Employee and Consultant Stock Incentive Plan" on December 14, 2006. The Plan reserves 2,000,000 common shares for grant to eligible consultants and employees of the Company, the terms of which are determined and issued at the discretion of the Board of Directors.

The Company incurred $4,005 in legal services as of December 31, 2006 that is to be paid in 13,350 shares of restricted common stock.

The Company incurred $5,143 in stock transfer services as of December 31, 2006 that is to be paid in 17,144 shares of restricted common stock.

Note 6 COMMITMENTS AND CONTINGENCIES

The Company has executed a three year employment agreement with its President and CEO. The agreement began on May 1, 2006. The agreement calls for annual compensation of $180,000, annual increases of 10% on the prior year's base salary, 50,000 shares of restricted common stock every six months, and the other benefits standard to an executive employee.

Note 7 PATENT ACQUISITION

On May 31, 2006, the Company acquired intellectual property rights from its former Parent, consisting of three patent applications. The Company paid $145,459 by issuing 8,475,000 shares of its common stock at a value of $.017 per share. The value paid for such intellectual property consisted of $56,997 in legal fees and $88,462 of purchased research and development costs ("R&D"). The Company did not pay for the former Parent's overhead expenses related to R&D.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2006


Note 7 PATENT ACQUISITION (CON'T)

Such costs amounted to $47,060 for the period from January 1, 2004 to May 31, 2006 when the Parent began to expend resources to develop such intellectual property rights.

On July 7, 2006, the Company entered into an assignment agreement whereby it acquired a portion of the rights to a patent application entitled, "Methods and Compositions for Treatment of Viral Infections".

As required by SFAS 142, the Company conducted an impairment test of its patent application rights to measure their fair value (as defined by SFAS 142). At December 31, 2006, the Company recorded an impairment charge of $86,997 which was primarily due to the fact that such patents are not currently producing revenues or cash flows. The book value of the patent application rights does not reflect the future potential of our patents as the patent rights are still in the application phase.
..
Note 8 NON-CASH ACTIVITIES

During the year ended December 31, 2006, the Company recognized the value of 8,475,000 common shares issued (Note 2) to Hard to Treat Diseases, Inc with a value of $145,459; and 2,444,357 common shares issued (Note 2) to outside service providers, directors, officers, and shareholders with a value of $171,048.

Note 9 NOTE PAYABLE

The Company was assigned a portion of the patent application rights entitled, "Methods and Compositions for Treatment of Viral Infections" for $30,000 with a down payment of $10,000 and one subsequent $10,000 payment through December 31, 2006. As a result of the first two payments being made, there is $10,000 remaining as a note payable due May 10, 2007. This is an unsecured non-interest bearing demand note.

Note 10 SUBSEQUENT EVENTS

Cavit signed an asset purchase and royalty agreement with Daycon Investors Associates, Inc., Americare Nutritional Division ("Americare") on February 14, 2007 enabling Cavit to commercialize a complete food supplement and herbal line for the enhancement of health. Under the Asset Purchase & Royalty Agreement, Cavit has obtained the ingredients, combinations and proprietary formulations which have beneficial effects upon certain body conditions, including, but not limited to; heart disease, cancer, diabetes, obesity, hypertension, stress, arterial buildup, cardiovascular diseases, menopausal symptoms and cholesterol.

Cavit has agreed to pay Americare $250,000, which includes the knowledge and expertise of Dr. Joseph P. D'Angelo in developing and commercializing new products. Americare is also entitled to receive additional payments consisting of royalties upon commercial launch of each product and on net sales.