Form 10QSB
period 2007-03-31
Cavit Sciences, Inc.
filed 2007-05-21
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended March 31, 2007; or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-52263


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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12,13 or 15 of the Exchange Act after distribution of securities under a plan confirmed by a court [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2006, there were 13,540,113 shares of the issuer's common stock and outstanding, par value $0.01.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              CAVIT SCIENCES, INC.
                              INDEX TO FORM 10-QSB
                                 March 31, 2007

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet dated March 31, 2007                                         3

Statements of Operations for the Three Months Ended
March 31, 2007 and the Period from April 12, 2006 (Inception)
to March 31, 2007 (unaudited)                                              4

Statements of Cash Flows for the Three Months Ended
March 31, 2007  and the Period from April 12, 2006 (Inception)
to March 31, 2007 (unaudited)                                              5

Notes to Financial Statements (unaudited)                                  6

Item 2. Management's Plan of Operation                                     7

Item 3. Controls and Procedures                                           20

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                 21

Item 2. Recent Sales of Unregistered Securities                           21

Item 3. Defaults Upon Senior Securities                                   21

Item 4. Submission of Matters to a Vote of Security Holders               21

Item 5. Other Information                                                 21

Item 6. Exhibits                                                          21

Signatures                                                                22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                                 March 31, 2007
                                                                 --------------
                                     ASSETS

Current
  Cash                                                             $   5,631
  Due from affiliate                                                   5,000
                                                                   ---------
      Total Current Assets                                            10,631
                                                                   ---------

      Total Assets                                                 $  10,631
                                                                   =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current
  Accrued Liabilities                                              $ 189,573
  Notes Payable                                                           --
  Derivative liability                                                15,800
                                                                   ---------
      Total Current Liabilities                                      205,373
                                                                   ---------

STOCKHOLDERS' DEFICIT
  Preferred Stock - $.01 par value; 5,000,000 shares, none
   issued or outstanding
  Common Stock - $.01 par value;  45,000,000 shares authorized,      132,943
   13,294,357 shares issued and outstanding
  Additional Paid in Capital                                         373,564
  Common stock to be issued                                            9,148
  Deficit Accumulated During the Development Stage                  (710,397)
                                                                   ---------
      Total Stockholders' Deficit                                   (194,742)
                                                                   ---------

      Total Liabilities and Stockholders' Deficit                  $  10,631
                                                                   =========

    The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               April 12, 2006
                                                             (Date of Inception)
                                        Three months ended           to
                                          March 31, 2007       March 31, 2007
                                          --------------       --------------

Revenue                                    $         --         $         --

Purchased R&D cost                                   --               88,462
Expenses                                        117,526              621,935
                                           ------------         ------------

Net loss for the period                    $   (117,526)        $   (710,397)
                                           ============         ============

Loss per share
  Loss per share basic and diluted         $      (0.01)
  Weighted average shares outstanding        13,294,357


   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       April 12, 2006
                                                               Three months ended      (Inception) to
                                                                 March 31, 2007        March 31, 2007
                                                                 --------------        --------------
Operating Activities
  Net loss for the period                                          $(117,526)            $(710,397)
  Change in non-cash working capital balance
   related to operations:
     Stock to be issued for services                                                         9,148
     Stock issued for services                                                             150,344
     Stock issued for anti-dilutive provisions                                              20,704
     Purchased R&D  cost                                                                    88,462
     Impairment charge                                                                      86,997
  Changes in working capital items:
     Receivable from affiliates                                                             (5,000)
  Changes in assets and liabilities:
     Due to related parties                                           (1,238)                   --
     Increase in accounts payable and accrued liabilities             84,582               189,573
     Decrease in note payable                                        (10,000)              (10,000)
     Increase in derivative liability                                 15,800                15,800
                                                                   ---------             ---------

Cash used in operating activities                                    (28,382)             (164,369)
                                                                   ---------             ---------
Investing Activity
  Purchase of intellectual property rights                                --               (20,000)
                                                                   ---------             ---------

Cash from investing activity                                              --               (20,000)
                                                                   ---------             ---------
Financing Activity
  Sale of stock for cash                                                  --               190,000
                                                                   ---------             ---------

Cash provided by financing activity                                       --               190,000
                                                                   ---------             ---------

Increase (Decrease) in cash during the period                        (28,382)                5,631

Cash, beginning of the period                                         34,013                     0
                                                                   ---------             ---------

Cash, end of the period                                            $   5,631             $   5,631
                                                                   =========             =========

The Company did not pay any amounts for interest or taxes during the period ended March 31, 2007.

Non-cash Activity:

On May 31, 2006 the Company issued 8,475,000 shares of common stock to acquire intellectual property relating to three patent applications from it's parent corporation for $145,459.

The  Company  issued  a  note  payable  for  $10,000  for  the   acquisition  of
intellectual property.

    The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 Nature of Operations and Summary of Significant Accounting Policies

     The financial statements for the three months ended March 31, 2007 and for the period from April 12, 2006 (inception) to March 31, 2007, together with the balance sheet as of March 31, 2007 included herein have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the periods presented herein have been made.

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Note 2 Convertible debt

     On March 27, 2007 the Company issued a six month note payable carrying an interest rate of 7% and a conversion right to common stock at $.08 per share to convert the entire note for 125,000 shares of common stock. The Company has determined that such note falls within the meaning of an embedded derivative under Statement of Financial Accounting Standards No.
     133. Accordingly the Company has bifurcated such instrument using the Black Scholes method for valuing the derivative portion. The value of such instrument was calculated at $15,800 of which $5,800 was charged as an expense and $10,000 as a discount against the note. The discount will be amortized using the strait line method for the life of the note (six months). Note principal is $10,000.

Note 3 Subsequent events

     On May 5, 2007 the Company issued 69,087 shares of common stock to settle part of the liability to issue stock existing at year end. On May 5, 2007 the Company issued 166,670 shares to directors as part of their quarterly director fees. All shares are subject to Rule 144 of the SEC regulations.

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

We need to obtain additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue Cavit's business. We believe that we have sufficient working capital to finance operations through the end of 2007. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $10,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 2007.

REVENUE. We recorded no revenue for the three months ended March 31, 2007.

EXPENSES. Our expenses during the three months ended March 31, 2007 were $117,526 and were comprised mainly of professional fees, salaries, and Directors fees. The Company was incorporated in April 12, 2006 and therefore has no comparative financial information for the same period in the prior year.

RECENT FINANCING

We raised a total of $190,000 from investors in private offerings of our common stock during the period from April 12, 2006 (Inception period) to March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN CASH FLOW. Cash used in operations for the three month period ended March 31, 2007 was $28,382 when compared to the Inception period to December 31, 2006 of $135,987. Cash used in investing activities for the three month period ended March 31, 2007 was $0 when compared to the Inception period to March 31, 2007 of $20,000. Cash provided from financing activities for the three month period ended March 31, 2007 was $0 as compared to $190,000 in the Inception period to December 31, 2006.

Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of March 31, 2007, Cavit had cash of approximately $5,631. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2007. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, we had no off-balance sheet arrangements.

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

GENERAL

Cavit Sciences, Inc., a Florida corporation (the "Company" or "Cavit") filed a Registration Statement with respect to its outstanding shares of common stock, $.01 par value. The Company's common stock is quoted on the OTC Bulletin Board.. The registration statement filed with the Securities and Exchange Commission ("SEC") was declared effective on October 16, 2006. On the same date, the Company filed a Form 10-SB Registration Statement with the SEC, which caused the Company to become a reporting issuer under the Securities Exchange Act of 1934.

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

DESCRIPTION OF PROPERTY

Our principal executive and administrative office facility is located in Delray Beach, Florida at 100 East Linton Blvd., Suite 106B, Delray Beach, Florida 33483 and our telephone number is (561) 278-7856. We share office space, telecommunication equipment and incidental equipment and furniture with Hard to Treat Diseases, Inc. and pay them $1,000 a month for same. We believe the terms of the office sharing arrangement are on favorable terms to us. Cavit will be relocating its corporate headquarters to North Miami into leased facilities that include research and development, laboratories and warehouse space during June of 2007. Leasing terms are being finalized.

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

EMPLOYEES

As of March 31, 2007, we had one full time employee, Mr. Colm King, who is our President and Chief Executive Officer and we have contracted Mr. Julio De leon as our CFO for a one year period starting on November 1, 2006. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement. We believe Mr. King is best suited to oversee the operations of Cavit during the next several months due to his intimate knowledge of our biotechnology business. While serving as president of Hard to Treat, Mr. King was involved in the testing of our products and the patent application process for our two applications. We will actively recruit and hire a new chief financial officer and a new chief operating officer when funds become available. We intend to fill these posts with individuals having pharmaceutical and/or biotechnology experience and expertise.

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

RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission, indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact that we currently have no source of revenue and we need to obtain adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of March 31, 2007, Cavit had cash of approximately $1,674. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2007.. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

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

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE NO SIGNIFICANT OPERATING HISTORY.

We are a development stage company that has not had prior operations. See "Management's Plan of Operations - Patent Acquisition Information" and "Description of Business - History of Intellectual Property Rights" for a more detailed discussion of prior operations. Our plans and businesses are "proposed" and "intended," but we may not be able to successfully implement them. Our primary business purpose is to collaborate with and market our intellectual property rights to major drug companies. As of the date of this Form 10-QSB, wehave three patent applications, two of which include testing results of two drug candidates: Tubercin (T-5) and Specific Substance of Maruyama. However, the FDA has not approved either drug for sale in the United States and neither drug has been approved for sale by any foreign country. In addition, we have not earned revenues and have incurred losses since our incorporation in April 2006. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

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

In July 2005, a Florida judge ruled in favor of an individual declaring that the individual was the lawful owner of 350,000,000 shares of Hard to Treat common stock "should he choose to exercise his right of ownership over these shares." Since July 2005, this individual had not exercised any right of ownership over these shares and was not a holder of record of Hard to Treat common stock on June 13, 2006 (the record date of the recently completed spin-off of our shares to holders of Hard to Treat common stock). Therefore, he did not participate in the stock dividend that was the subject of the spin-off. The same judge entered a money judgment in favor of Hard to Treat against his individual for over $200,000, which amount plus interest would have to be paid to Hard to Treat in order for the shares to be issued to him. Although the amount of the money judgment will likely deter this individual from demanding his shares, if he were to demand his shares and pay the money judgment and if he could prove his entitlement to participate in the stock dividend in the spin-off, Cavit Sciences would have to issue him 3,500,000 shares of our common stock, which would substantially dilute our shareholders. Hard to Treat has appealed this case. Hard to Treat appealed this case and the appellate court upheld the Florida judges ruling with the addition of post judgment interest in favor of Hard to Treat. The Securities and Exchange Commission ("SEC") was presented with additional information, as discussed in the Florida judge's ruling, relating to the securites fraud and fraud against the shareholders of Hard to Treat by the individual owing the money judgment and another prior officer and director of Hard to Treat. The shareholders of Hard to Treat are awaiting action by the enforcement division of the SEC.

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

Varying price regulation between countries can lead to inconsistent prices and some re-selling by third parties of products from markets where products are sold at lower prices to markets here those products are sold at higher prices. This practice of exploiting price differences between countries could undermine our sales in markets with higher prices and reduce the sales of our future products, if any. The decline in the size of the markets in which we may in the future sell commercial products could cause the perceived market value of our business and the price of our common stock to decline. Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing any of our potential products to the market, such products may not be considered cost effective and reimbursement may not be available or sufficient to allow us to sell such products on a profitable or competitive basis.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of March 31, 2007, has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Exhibit 32.1    Certification  of Chief Executive  Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 32.2    Certification  of Chief Financial  Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Cavit Sciences, Inc.


                By: /s/ Colm J. King
                   -------------------------------------------------------------
                   Colm J. King
                   President/Chief Executive Officer
                   (Principal Executive Officer and Principal Financial Officer

Date: May 21, 2007

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Cavit Sciences, Inc.


                By: /s/ Julio De Leon
                   -------------------------------------------------------------
                   Julio De Leon
                   Chief Financial Officer
                   (Principal Financial Officer)

Date: May 21, 2007