Form 10QSB
period 2007-06-30
Cavit Sciences, Inc.
filed 2007-08-14
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended June 30, 2007; or

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

As of August 10, there were 13,913,639 shares of the issuer's common stock and outstanding, par value $0.01.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              CAVIT SCIENCES, INC.
                              INDEX TO FORM 10-QSB
                                  June 30, 2007

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet dated June 30, 2007                                           3

Statements of Operations  for the Three and Six Months Ended
June 30, 2007, the Period from April 12, 2006 (Inception) to
June 30, 2006, and the period from April 12, 2006 (inception)
to June 30, 2007(unaudited)                                                 4

Statement of Stockholders' Deficit for the period from April 12, 2006
(inception) to June 30, 2007 (unaudited)                                    5

Statements of Cash Flows for the Six  Months Ended June 30, 2007
the Period from April 12, 2006 (Inception) to June 30, 2006, and the period from April 12, 2006 (inception) to June 30, 2007
(unaudited)                                                                 7

Notes to Financial Statements (unaudited)                                   8

Item 2. Management's Plan of Operation                                      9

Item 3. Controls and Procedures                                            22

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  23

Item 2. Recent Sales of Unregistered Securities                            23

Item 3. Defaults Upon Senior Securities                                    23

Item 4. Submission of Matters to a Vote of Security Holders                23

Item 5. Other Information                                                  23

Item 6. Exhibits                                                           23

Signatures                                                                 24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                                   June 30, 2007
                                                                   -------------
                                     ASSETS

Current
  Cash                                                               $   4,490
  Due from affiliate                                                     5,000
  Prepaid expenses                                                      45,000
                                                                     ---------
      Total Current Assets                                              54,490
                                                                     ---------

      Total Assets                                                   $  54,490
                                                                     =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current
  Accounts Payable and Accrued Liabilities                           $ 175,018
  Notes Payable                                                         95,278
  Derivative liability                                                      --
                                                                     ---------
      Total Current Liabilities                                        270,296
                                                                     ---------

STOCKHOLDERS' DEFICIT
  Preferred Stock - $.01 par value; 5,000,000 shares, none
   issued or outstanding
  Common Stock - $.01 par value;  45,000,000 shares authorized,        139,008
   13,900,773 shares issued and outstanding
  Additional Paid in Capital                                           527,119
  Common stock to be issued                                                857
  Deficit Accumulated During the Development Stage                    (882,790)
                                                                     ---------
      Total Stockholders' Deficit                                     (215,806)
                                                                     ---------

      Total Liabilities and Stockholders' Deficit                    $  54,490
                                                                     =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        Three Months      April 12, 2006       Six Months       April 12, 2006
                                           Ended          (inception) to         Ended          (inception) to
                                          June 30,           June 30,           June 30,           June 30,
                                            2007               2006               2007               2007
                                        ------------       ------------       ------------       ------------
General and Administrative Expenses     $    182,916       $    111,833       $    300,442       $    804,851
Purchased R&D                                     --             88,462                 --             88,462
                                        ------------       ------------       ------------       ------------
Total Operating Expenses                     182,916            200,295            300,442            893,313
                                        ------------       ------------       ------------       ------------
Other Income Expense
Interest Expense                               5,277                 --              5,277              5,277
Derivative (gain) loss                       (15,800)                --            (15,800)           (15,800)
                                        ------------       ------------       ------------       ------------
Total other income (loss)                    (10,523)                --            (10,523)           (10,523)
                                        ------------       ------------       ------------       ------------


Net Loss                                $   (172,393)      $   (200,295)      $   (289,919)      $   (882,790)
                                        ============       ============       ============       ============

Loss per Share
  Primary loss per share                $       (.01)      $       (.06)      $       (.02)
  Weighted Average shares                 13,419,623          3,308,061         13,543,512


   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF STOCKHOLDERS' DEFICIT
           For the period April 12, 2006 (inception) to June 30, 2007

                                                                                  Accumulated
                                               Common Stock                         Deficit
                                            ------------------      Additional      During
                                                          Par        Paid-in      Development     Shares to
                                            Number       Value       Capital         Stage        Be Issued       Total
                                            ------       -----       -------         -----        ---------       -----
Balance at Inception - April 12, 2006            --    $     --      $     --      $      --       $    --      $      --

Issuance of common shares
 for cash - at $0.08                      2,375,000      23,750       166,250             --            --        190,000

Issuance of common shares to
Hard to Treat Diseases, Inc.
for spin-off - at $0.0171 - Note 2        8,475,000      84,750        60,709             --            --        145,459

Issuance of common shares
 for consulting services - at $0.08         455,000       4,550        31,850             --            --         36,400

Issuance of common stock for
 transfer agent services - at $0.08         115,800       1,158         8,106             --            --          9,264

Issuance of common shares
 for legal services - at $0.08              314,750       3,147        22,033             --            --         25,180

Issuance of common shares to
 directors for fees - at $0.01              300,000       3,000            --             --            --          3,000

Issuance of common stock to
 directors for fees - at $0.08              387,500       3,875        27,125             --            --         31,000

Issuance of common shares to CEO &
 CFO for services - at $0.01                 50,000         500            --             --            --            500

Issuance of common shares to CEO &
 CFO for services - at $0.08                562,500       5,625        39,375             --            --         45,000

Issuance of common shares to
shareholders for anti-dilution -
 at $0.08                                   258,807       2,588        18,116             --            --         20,704

Common shares to be issued to
attorney for legal services - at $0.30           --          --            --             --         4,005          4,005

Common shares to be issued to
transfer agent for services - at $0.30           --          --            --             --         5,143          5,143

Net loss                                         --          --            --       (592,871)           --       (592,871)
                                         ----------    --------      --------      ---------       -------      ---------
Balance, December 31, 2006               13,294,357    $132,943      $373,564      $(592,871)      $ 9,148      $ (77,216)
                                         ==========    ========      ========      =========       =======      =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF STOCKHOLDERS' DEFICIT
           For the period April 12, 2006 (inception) to June 30, 2007

                                                                                  Accumulated
                                               Common Stock                         Deficit
                                            ------------------      Additional      During
                                                          Par        Paid-in      Development     Shares to
                                            Number       Value       Capital         Stage        Be Issued       Total
                                            ------       -----       -------         -----        ---------       -----

Balance, December 31, 2006                13,294,357    $132,943     $373,564      $(592,871)      $ 9,148       $ (77,216)
                                          ----------    --------     --------      ---------       -------       ---------
Common shares issued to attorney
 for legal services - at $.229 and $.30       69,087         691       15,199             --        (4,005)         11,885

Issuance of stock to Directors for
 fees - at $.09                              166,670       1,667       13,333             --            --          15,000

Common shares issued to attorney
 for legal services - at $.289                37,138         371       10,399             --            --          10,770

Issuance of common shares to CEO &
 CFO for services - at $0.08                 153,449       1,535       42,965             --            --          44,500

Common shares issued to attorney
 for legal services - at $.229                 6,375          64        1,722             --            --           1,786

Issuance of stock to Directors for
 fees - at $.349                              42,860         429       14,571             --            --          15,000

Issuance of common shares to
 shareholders for anti-dilution -
 at $0.467                                   109,430       1,094       49,244             --            --          50,338

Issuance of common stock for
 transfer agent services - at $0.30           17,144         171        4,972             --        (5,143)             --

Issuance of common stock for
 transfer agent services - at $0.28            4,263          43        1,150             --            --           1,193

Common shares to be issued to
 transfer agent for services - at $0.30           --          --           --             --           857             857

Net Loss                                          --          --           --       (289,919)           --        (289,919)
                                          ----------    --------     --------      ---------       -------       ---------

Balance, June 30, 2007                    13,900,773    $139,008     $527,119      $(882,790)      $   857       $(215,806)
                                          ==========    ========     ========      =========       =======       =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             Six Months        April 12, 2006      April 12, 2006
                                                               Ended           (inception) to      (inception) to
                                                              June 30,            June 30,            June 30,
                                                                2007                2006                2007
                                                              ---------           ---------           ---------
Operating Activities
  Net loss for the period                                     $(289,919)          $(200,295)          $(882,790)
  Change in non-cash working capital balance
   related to operations:
    Stock to be issued for services                                 857                  --                 857
    Stock issued for services and anti-dilutive provisions      150,472             209,359             330,668
    Purchased R&D cost                                               --                  --              88,462
    Impairment charge                                                --                  --              86,997
  Changes in assets and liabilities:
    Receivable from affiliates                                       --                  --              (5,000)
    Prepaids deferred interest                                  (59,722)                 --             (59,722)
    Due to related parties                                       (1,238)                 --                  --
    Increase in accounts payable  and accrued liabilities        70,027              35,495             175,018
                                                              ---------           ---------           ---------

Cash (used) provided by operating activities                   (129,253)             44,559            (265,510)
                                                              ---------           ---------           ---------
Investing Activity
  Due from Affiliates                                                --             (13,000)
  Purchase of intellectual property rights                           --             (56,997)            (20,000)
                                                              ---------           ---------           ---------

Cash used by investing activity                                      --             (69,997)            (20,000)
                                                              ---------           ---------           ---------
Financing Activity
  Sale of stock for cash                                             --              75,000             190,000
  Issuance of debt                                              100,000                  --             100,000
                                                              ---------           ---------           ---------

Cash provided by financing activity                             100,000              75,000             290,000
                                                              ---------           ---------           ---------

Increase (Decrease) in cash during the period                   (29,523)             49,562               4,490

Cash, beginning of the period                                    34,013                  --                  --
                                                              ---------           ---------           ---------

Cash, end of the period                                       $   4,490           $  49,562           $   4,490
                                                              =========           =========           =========

The Company did not pay any amounts for interest or taxes for the period from April 12, 2006 (inception) to June 30, 2007.

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

   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 Nature of Operations and Summary of Significant Accounting Policies

       The financial statements for the six months ended June 30, 2007 and for the period from April 12, 2006 (inception) to June 30, 2007, together with the balance sheet as of June 30, 2007 included herein have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2007 and the results of operations and cash flows for the periods presented herein have been made.

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

       At June 30, 2007, the Company has negative working capital of $215,806, has incurred losses since inception totalling $882,790 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.. Management plans to continue to provide for its capital needs during the year ending December 31, 2007 by issuing equity securities or by pursuing alternative financing, however, there are no assurances that management's plans will be attained.

Note 2 Convertible debt

       From March 27, 2007 to June 30, 2007 the Company issued various six month notes payable totaling $100,000 carrying an interest rate of 7% and a conversion right to common stock at $.08 per share to convert the entire notes for 1,250,000 shares of common stock. The Company has determined that such notes fall within the meaning of an embedded derivative under Statement of Financial Accounting Standards No. 133. Accordingly the Company has bifurcated such instruments using the Black Scholes method for valuing the derivative portion. At June 30, 2007 the Company applied the Black Scholes methodology to the notes and concluded that there was no mark to market adjustment required. Total outstanding notes payable at June 30, 2007 were $100,000.

Note 3 Equity

       During the six months ended June 30, 2007, the Company issued 606,416 shares of common stock at prices ranging from $.09 to $.467 for various services including directors fees, legal fees, transfer agent fees, and anti dilution clauses for previous shares issued. The total charge to income for such issuances was $150,472.

Note 4 Weighted Average Number per Share Amounts

       The Company follows Financial Accounting Standards Number 128 "Earnings per Share". At June 30, 2007 the Company had 1,250,000 shares that could have been issued under conversion rights. Such shares were not included in the computations of primary earnings per share since their effect would be anti-dilutive.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SIX MONTHS ENDED JUNE 30, 2007.

REVENUE. We recorded no revenue for the six months ended June 30, 2007.

EXPENSES. Our expenses during the six months ended June 30, 2007 were $289,919 and were comprised mainly of professional fees, salaries, and Directors fees. The Company was incorporated in April 12, 2006 and therefore has limited comparative financial information for the same period in the prior year.

RECENT FINANCING

We raised a total of $190,000 from investors in private offerings of our common stock during the period from April 12, 2006 (Inception period) to June 30, 2007. Additionally, we raised $100,000 through the issuance of six month convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN CASH FLOW. Cash used in operations for the six month period ended June 30, 2007 was $129,253 when compared to the Inception period to June 30, 2006 inflows of $44,559. Cash used in investing activities for the six month period ended June 30, 2007 was $0 when compared to the Inception period to June 30, 2006 of $69,997. Cash provided from financing activities for the six period ended June 30, 2007 was $100,000 as compared to $75,000 in the Inception period to June 30, 2006.

Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of June 30, 2007, Cavit had cash of approximately $4,490. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2007. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we had no off-balance sheet arrangements.

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

OVERVIEW

We are a biotechnology company engaged in developing treatments of cancer and viral infections. Our strategy is to develop and commercialize intellectual property rights to treat, prevent and inhibit several major diseases, including cancers, viral infections, diseases associated with cancers and viral infections, opportunistic infections and enhancement of the immune system.

We currently own twelve patent applications.

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

DESCRIPTION OF PROPERTY

Our principal executive and administrative office facility is located in Delray Beach, Florida at 100 East Linton Blvd., Suite 106B, Delray Beach, Florida 33483 and our telephone number is (561) 278-7856. We share office space, telecommunication equipment and incidental equipment and furniture with Hard to Treat Diseases, Inc. and pay them $1,000 a month for same. We believe the terms of the office sharing arrangement are on favorable terms to us. Cavit is in the process of relocating its corporate headquarters to North Miami into leased facilities that include research and development, laboratories and warehouse space.

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

EMPLOYEES

As of June 30, 2007, we had one full time employee, Mr. Colm King, who is our President and Chief Executive Officer and we have contracted Mr. Julio De leon as our CFO for a one year period starting on November 1, 2006. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement. We believe Mr. King is best suited to oversee the operations of Cavit during the next several months due to his intimate knowledge of our biotechnology business. While serving as president of Hard to Treat, Mr. King was involved in the testing of our products and the patent application process for our two applications. We will actively recruit and hire a new chief financial officer and a new chief operating officer when funds become available. We intend to fill these posts with individuals having pharmaceutical and/or biotechnology experience and expertise.

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

RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2006, included in Form 10-SB filed with the Securities and Exchange Commission, indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact that we currently have no source of revenue and we need to obtain adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

     Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of June 30, 2007, Cavit had cash of approximately $4,490.. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2007.. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

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

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE NO SIGNIFICANT OPERATING HISTORY.

     We are a development stage company that has not had prior operations. See "Management's Plan of Operations - Patent Acquisition Information" and "Description of Business - History of Intellectual Property Rights" for a more detailed discussion of prior operations. Our plans and businesses are "proposed" and "intended," but we may not be able to successfully implement them. Our primary business purpose is to collaborate with and market our intellectual property rights to major drug companies. As of the date of this prospectus, wehave three patent applications, two of which include testing results of twodrug candidates: Tubercin (T-5) and Specific Substance of Maruyama. However, the FDA has not approved either drug for sale in the United States and neither drug has been approved for sale by any foreign country. In addition, we have not earned revenues and have incurred losses since our incorporation in April 2006. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Form 10-QSB include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under "Management's Plan of Operations," as well as in this Form 10-QSB, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-QSB, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will, in fact, occur.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of June 30, 2007, has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2007, we issued 606,146 shares of common stock at prices ranging from $.09 to $.467 per share to certain accredited investors for various services including directors fees, legal fees, transfer agent fees and pursuant to antidilution clauses for previously issued shares. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any public offering.. Each recipient either received adequate information about us and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate restrictive legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

Date: August 14, 2007

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

Date: August 14, 2007