Form 10QSB
period 2007-09-30
Cavit Sciences, Inc.
filed 2007-11-14
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended September 30, 2007; or

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

As of November 14, 2007 there were 13,976,068 shares of the issuer's common stock issued and outstanding, par value $0.01.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              CAVIT SCIENCES, INC.
                              INDEX TO FORM 10-QSB
                               September 30, 2007

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet dated September 30, 2007                                      3

Statements of Operations for the Three and Nine Months Ended September
30, 2007 and 2006, and the Period from April 12, 2006 (Inception) to
September 30, 2007 (unaudited)                                              4

Statement of Stockholders' Deficit for the period from April 12, 2006
(inception) to September 30, 2007 (unaudited)                               5

Statements of Cash Flows for the Nine Months Ended September 30, 2007
and 2006, and the period from April 12, 2006 (inception) to
September 30, 2007 (unaudited)                                              7

Notes to Financial Statements (unaudited)                                   8

Item 2. Management's Plan of Operation                                      9

Item 3. Controls and Procedures                                            22

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  23

Item 2. Recent Sales of Unregistered Securities                            23

Item 3. Defaults Upon Senior Securities                                    23

Item 4. Submission of Matters to a Vote of Security Holders                23

Item 5. Other Information                                                  23

Item 6. Exhibits                                                           23

Signatures                                                                 24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                                   September 30,
                                                                       2007
                                                                   -----------
                                     ASSETS
Current
  Cash                                                             $     3,449
  Due from affiliate                                                     5,000
  Prepaid expenses                                                      10,979
                                                                   -----------
     Total Current Assets                                               19,428
                                                                   -----------

Intangible assets                                                       47,124
                                                                   -----------

Total Assets                                                       $    66,552
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current
  Accounts Payable and Accrued Liabilities                         $   249,940
  Notes Payable                                                        109,166
  Derivative liability                                                 964,015
                                                                   -----------
      Total Current Liabilities                                      1,323,121
                                                                   -----------

STOCKHOLDERS' DEFICIT
  Preferred Stock - $.01 par value; 5,000,000 shares, none
   issued or outstanding                                                    --
  Common Stock - $.01 par value; 45,000,000 shares authorized,
   13,951,139 shares issued and outstanding                            139,511
  Additional Paid in Capital                                           548,546
  Common stock to be issued                                              1,383
  Deficit Accumulated During the Development Stage                  (1,946,009)
                                                                   -----------
      Total Stockholders' Deficit                                   (1,256,569)
                                                                   -----------

Total Liabilities and Stockholders' Deficit                        $    66,552
                                                                   ===========


    The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                              April 12, 2006     Three Months      Three Months      Nine Months     April 12, 2006
                              (inception) to        Ended             Ended             Ended        (inception) to
                               September 30,     September 30,     September 30,     September 30,     September 30,
                                   2007              2007              2006              2007              2006
                               -----------       -----------       -----------       -----------       -----------
General and Administrative
  Expenses                     $   421,564       $    34,691       $     8,423       $   150,647       $    40,756
  Wages                            277,500            49,500            45,000           157,000            75,500
  Professional fees                213,353            23,376            14,270           100,361            63,270
  Purchased R&D                     88,462                --                --                --            88,462
                               -----------       -----------       -----------       -----------       -----------
Total Operating Expenses         1,000,879           107,567            67,693           408,008           267,988
                               -----------       -----------       -----------       -----------       -----------
Other (Income) Expense
  Interest Expense                  16,915            11,637                --            16,915                --
  Derivative (gain) loss           928,215           944,015                --           928,215                --
                               -----------       -----------       -----------       -----------       -----------
Total other income (loss)         (945,130)         (955,653)               --           945,130                --
                               -----------       -----------       -----------       -----------       -----------

Net Loss                       $(1,946,009)      $(1,063,219)      $   (67,693)      $(1,353,138)      $  (267,988)
                               ===========       ===========       ===========       ===========       ===========

Loss per Share
  Primary loss per share                --       $      (.08)      $      (.01)      $      (.10)      $      (.04)
  Weighted Average shares               --        13,913,649        10,517,000        13,734,330         7,502,061


    The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
        For the period April 12, 2006 (inception) to September 30, 2007

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
                                         ==========    ========      ========      =========       =======      =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
        For the period April 12, 2006 (inception) to September 30, 2007

                                                                                  Accumulated
                                               Common Stock                         Deficit
                                            ------------------      Additional      During
                                                          Par        Paid-in      Development     Shares to
                                            Number       Value       Capital         Stage        Be Issued       Total
                                            ------       -----       -------         -----        ---------       -----

Balance, December 31, 2006                13,294,357    $132,943     $373,564    $  (592,871)      $ 9,148     $   (77,216)
                                         ----------    --------      --------    -----------       -------     -----------
Common shares issued to attorney
 for legal services - at $.229 and $.30       69,087         691       15,199             --        (4,005)         11,885

Issuance of stock to Directors for
 fees - at $.09                              166,670       1,667       13,333             --            --          15,000

Common shares issued to attorney
 for legal services - at $.289                37,138         371       10,399             --            --          10,770

Issuance of common shares to CEO &
 CFO for services - at $0.08                 153,449       1,535       42,965             --            --          44,500

Common shares issued to attorney
 for legal services - at $.229                 6,375          64        1,722             --            --           1,786

Issuance of stock to Directors for
 fees - at $.349                              42,860         429       14,571             --            --          15,000

Issuance of common shares to
 shareholders for anti-dilution -
 at $0.467                                   109,430       1,094       49,244             --            --          50,338

Issuance of common stock for
 transfer agent services - at $0.30           17,144         171        4,972             --        (5,143)             --

Issuance of common stock for
 transfer agent services - at $0.28            4,263          43        1,150             --            --           1,193

Common shares to be issued to
 transfer agent for services - at $0.60           --          --           --             --           857             857

Common  shares  issued to  attorney
for legal services - at $.46                   1,630          16          734                                          750

Common  shares  issued to  attorney
for legal services - at $.55                  11,236         112        6,068                                        6,180

Issuance of stock to Directors  for
fees - at $.40                                37,500         375       14,625                                       15,000

Common   shares  to  be  issued  to
transfer  agent for  services - at $0.60                                                               526             526

Net Loss                                         --          --            --     (1,353,138)           --      (1,353,138)
                                         ----------    --------      --------    -----------       -------     -----------
Balance, September 30, 2007              13,951,139    $139,511      $548,546    $(1,946,009)      $ 1,383     $(1,256,569)
                                         ==========    ========      ========    ===========       =======     ===========

    The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Nine Months          April 12, 2006        April 12, 2006
                                                                 Ended             (inception) to        (inception) to
                                                              September 30,         September 30,         September 30,
                                                                  2007                  2006                  2007
                                                               -----------           -----------           -----------
Operating Activities
  Net loss for the period                                      $(1,353,138)          $  (267,988)          $(1,946,009)
  Change in non-cash working capital balance
   related to operations:
     Stock to be issued for services                                 1,383                39,900                 1,383
     Stock issued for services and anti-dilutive provisions        172,402                    --               352,598
     Purchased R&D cost                                                 --                88,462                88,462
     Impairment charge                                                  --                    --                86,997
  Changes in assets and liabilities:
     Receivable from affiliates                                     (1,238)              (27,000)               (5,000)
     Prepaids and deferred interest                                (36,813)                   --               (36,813)
     Increase in Intangible assets                                 (47,124)                   --               (47,124)
     Increase in accounts payable and accrued liabilities          144,949                89,300               249,940
     Increase in derivative liability                              964,015                    --               964,015
                                                               -----------           -----------           -----------
Cash (used) provided by operating activities                      (155,564)              (77,326)             (291,551)
                                                               -----------           -----------           -----------
Investing Activity
  Due from Affiliates                                                   --                    --                    --
  Purchase of intellectual property rights                              --               (30,000)              (20,000)
                                                               -----------           -----------           -----------
Cash used by investing activity                                         --               (30,000)              (20,000)
                                                               -----------           -----------           -----------
Financing Activity
  Sale of stock for cash                                                --                99,000               190,000
  Issuance of debt                                                 125,000                10,000               125,000
                                                               -----------           -----------           -----------
Cash provided by financing activity                                125,000               109,000               315,000
                                                               -----------           -----------           -----------

Increase (Decrease) in cash during the period                      (30,564)                1,674                 3,449

Cash, beginning of the period                                       34,013                    --                    --
                                                               -----------           -----------           -----------
Cash, end of the period                                        $     3,449           $     1,674           $     3,449
                                                               ===========           ===========           ===========

The Company did not pay any amounts for interest or taxes for the period from April 12, 2006 (inception) to September 30, 2007.

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

    The Accompanying Notes are an Integral Part of These Financial Statements

                              CAVIT SCIENCES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Nature of Operations and Summary of Significant Accounting Policies

     The financial statements for the nine and three months ended September 30, 2007 and for the period from April 12, 2006 (inception) to September 30, 2007, together with the balance sheet as of September 30, 2007 included herein have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2007 and the results of operations and cash flows for the periods presented herein have been made.

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

     At September 30, 2007, the Company has negative working capital of $ 1,303,693, has incurred losses since inception totalling $ 1,946,009 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue to provide for its capital needs during the year ending December 31, 2007 by issuing equity securities or by pursuing alternative financing, however, there are no assurances that management's plans will be attained.

Note 2. Convertible debt

     From March 27, 2007 to September 30, 2007 the Company issued various six month notes payable totaling $ 125,000 carrying an interest rate of 7% and a conversion right to common stock at $.08 per share to convert the entire notes for 1,562,500 shares of common stock. The Company has determined that such notes fall within the meaning of an embedded derivative under Statement of Financial Accounting Standards No. 133. Accordingly the Company has bifurcated such instruments using the Black Scholes method for valuing the derivative portion. At September 30, 2007 the Company applied the Black Scholes methodology to the notes and concluded that the mark to market adjustment was $944,015 which is reflected in the three months statement of operations ended September 30, 2007. Total outstanding notes payable at September 30, 2007 were $ 125,000.

Note 3. Equity

     During the nine months ended September 30, 2007, the Company issued 656,782 shares of common stock at prices ranging from $.09 to $.467 for various services including directors fees, legal fees, transfer agent fees, and anti dilution clauses for previous shares issued. The total charge to income for such issuances was $ 172,402.

Note 4. Weighted Average Number per Share Amounts

     The Company follows Financial Accounting Standards Number 128 "Earnings per Share". At September 30, 2007 the Company had 1,562,500 shares that could have been issued under conversion rights. Such shares were not included in the computations of primary earnings per share since their effect would be anti-dilutive.

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

The boards of directors of Cavit Sciences and Hard to Treat determined the value of the intangible assets and related costs acquired to be $145,459; comprised of $56,997 in capitalized legal fees associated with the development of the rights from inception and $88,462 of direct research and development which are considered purchased R&D and have been expensed in the September 30, 2006 financial statements. The $145,459 carved out cost determined the value of the intangible assets. The acquisition costs do not include $47,060 of certain overhead expenses incurred by Hard to Treat during the development of the intellectual property rights from inception that began in 2004. The overhead expenses of $47,060 that were not part of the purchase price paid by Cavit include wages, rent, phone and other expenditures that Hard to Treat incurred to develop the intellectual properties.

Cavit was incorporated on April 12, 2006 and acquired intellectual property rights from Hard to Treat on May 31, 2006. In July 2006, Cavit acquired additional rights in some of these intellectual property rights, resulting in Cavit owning 100% of such rights.

Intangible assets of $47,124 is comprised of capitalized legal fees during the quarter ending September 30, 2007, relating to the National Phase and Continuation-In-Part applications, that are associated with Cavit's intellectual property rights.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NINE MONTHS ENDED SEPTEMBER 30, 2007.

REVENUE. We recorded no revenue for the nine months ended September 30, 2007.

EXPENSES. Our operating expenses during the nine months ended September 30, 2007 were $408,008 and were comprised mainly of professional fees, salaries, and Directors fees. The Company was incorporated in April 12, 2006 and therefore has limited comparative financial information for the same period in the prior year. During the nine months ended September 30, 2007 the Company recorded a non cash derivative charge amounting to $944,015 related to the notes payable and interest expense of $16,915 related to such notes.

RECENT FINANCING

We raised a total of $190,000 from investors in private offerings of our common stock during the period from April 12, 2006 (Inception period) to September 30, 2007. Additionally, we raised $125,000 through the issuance of six month convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN CASH FLOW. Cash used in operations for the nine month period ended September 30, 2007 was $155,564 when compared to the Inception period to September 30, 2006 outflows of $77,326.. Cash used in investing activities for the nine month period ended September 30, 2007 was $0 when compared to the Inception period to September 30, 2006 of $30,000.. Cash provided from financing activities for the nine period ended September 30, 2007 was $125,000 as compared to $109,000 in the Inception period to September 30, 2006..

Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of September 30, 2007, Cavit had cash of approximately $3,449. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2007. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we had no off-balance sheet arrangements.

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

Stock-Based Compensation. Effective September 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee service. We do not believe the adoption of these provisions will have an adverse effect on our financial statements.

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

GENERAL

Cavit Sciences, Inc., a Florida corporation (the "Company" or "Cavit") filed a Registration Statement with respect to its outstanding shares of common stock, $.01 par value. The Company's common stock is quoted on the OTC Bulletin Board. The registration statement filed with the Securities and Exchange Commission ("SEC") was declared effective on October 16, 2006. On the same date, the Company filed a Form 10-SB Registration Statement with the SEC, which caused the Company to become a reporting issuer under the Securities Exchange Act of 1934.

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

EMPLOYEES

As of September 30, 2007, we had one full time employee, Mr. Colm King, who is our President and Chief Executive Officer and we have contracted Mr. Julio De Leon as our CFO for a one year period starting on November 1, 2006. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement. We believe Mr. King is best suited to oversee the operations of Cavit during the next several months due to his intimate knowledge of our biotechnology business. While serving as president of Hard to Treat, Mr. King was involved in the testing of our products and the patent application process for our two applications. We will actively recruit and hire a new chief financial officer and a new chief operating officer when funds become available. We intend to fill these posts with individuals having pharmaceutical and/or biotechnology experience and expertise.

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

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of September 30, 2007, Cavit had cash of approximately $3,449. Our current burn rate is approximately $10,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2007. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

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

AN INDIVIDUAL WHO HAS A RIGHT TO OWNERSHIP OF A SUBSTANTIAL NUMBER OF SHARES OF HARD TO TREAT COMMON STOCK, BUT WHO WAS NOT A HOLDER OF RECORD OF ANY HARD TO TREAT SHARES ON SEPTEMBER 13, 2006 (THE RECORD DATE FOR THE RECENTLY COMPLETED SPIN-OFF OF OUR SHARES TO HOLDERS OF HARD TO TREAT COMMON STOCK) MAY SEEK TO HAVE 3,500,000 SHARES OF CAVIT SCIENCES COMMON STOCK ISSUED TO HIM, IN WHICH CASE THE SHAREHOLDERS OF CAVIT SCIENCES COULD BE SUBSTANTIALLY DILUTED.

In July 2005, a Florida judge ruled in favor of an individual declaring that the individual was the lawful owner of 350,000,000 shares of Hard to Treat common stock "should he choose to exercise his right of ownership over these shares." Since July 2005, this individual had not exercised any right of ownership over these shares and was not a holder of record of Hard to Treat common stock on September 13, 2006 (the record date of the recently completed spin-off of our shares to holders of Hard to Treat common stock). Therefore, he did not participate in the stock dividend that was the subject of the spin-off. The same judge entered a money judgment in favor of Hard to Treat against his individual for over $200,000, which amount plus interest would have to be paid to Hard to Treat in order for the shares to be issued to him. Although the amount of the money judgment will likely deter this individual from demanding his shares, if he were to demand his shares and pay the money judgment and if he could prove his entitlement to participate in the stock dividend in the spin-off, Cavit Sciences would have to issue him 3,500,000 shares of our common stock, which would substantially dilute our shareholders. Hard to Treat has appealed this case. Hard to Treat appealed this case and the appellate court upheld the Florida judges ruling with the addition of post judgment interest in favor of Hard to Treat. The Securities and Exchange Commission ("SEC") was presented with additional information, as discussed in the Florida judge's ruling, relating to the securites fraud and fraud against the shareholders of Hard to Treat by the individual owing the money judgment and another prior officer and director of Hard to Treat. The shareholders of Hard to Treat are awaiting action by the enforcement division of the SEC.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of September 30, 2007, has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine month period ended September 30, 2007, we issued 656,782 shares of common stock at prices ranging from $.09 to $.467 per share to certain accredited investors for various services including directors fees, legal fees, transfer agent fees and pursuant to antidilution clauses for previously issued shares. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any public offering.. Each recipient either received adequate information about us and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate restrictive legends were affixed to the share certificates and other instruments issued in such transactions.

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

Exhibit 32.1   Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2   Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Cavit Sciences, Inc.


                By: /s/ Colm J. King
                    ------------------------------------------------------------
                    Colm J. King
                    President/Chief Executive Officer
                    (Principal Executive Officer and Principal Financial Officer

Date: November 14, 2007

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

Date: November 14, 2007