Form 10-K
period 2007-12-31
Cavit Sciences, Inc.
filed 2008-04-18
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2007
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from ______ to _____

                         Commission File Number 0-52263


                               CAVIT SCIENCES, INC

A Florida Corporation                                IRS Employer No. 03-0586935

                    20 NW 181st Street, Miami, Florida 33169
                          Telephone No. (305)-493-3304

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of Each Exchange
          Title of Each Class                               on Which Registered
          -------------------                               -------------------
Common Stock, $.01 par value per share                        Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate marker value of common stock held by non-affiliates of the Registrant as of March 31, 2008, was approximately $2,796,187.

On March 31, 2008, 19,399,356 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.     Description of Business                                            1
Item 1A.    Risk Factors                                                       4
Item 2.     Description of Property                                           15
Item 3.     Legal Proceedings                                                 15
Item 4.     Submission of Matters to a Vote of Security Holders               15

PART II

Item 5.     Market For Common Equity and Related Stockholder Matters
             and Issuer Purchases of Equity Securities                        15
Item 6.     Selected Financial Data                                           19
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                         19
Item 8.     Financial Statements and Supplementary Data                       22
Item 9.     Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                              22
Item 9A.    Controls and Procedures                                           22
Item 9B.    Other Information                                                 24

PART III

Item 10.    Directors, Executive Officers and Corporate Governance            24
Item 11.    Executive Compensation                                            27
Item 12.    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  30
Item 13.    Certain Relationships and Related Transactions                    32
Item 14.    Principal Accountant Fees and Services                            32
Item 15.    Exhibits, Financial Statement Schedules                           33

                              CAUTIONARY STATEMENT

     This Form 10-K contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-K to confirm its prior statements to actual results.

     Further, this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject.

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

     We currently own twelve patent applications and intend to acquire additional ones. One of our applications is a U.S. utility patent application relating to compositions and methods for inhibition of viral infections and therapeutic treatment of diseases or disorders caused by viral infections. Our second application is a Patent Cooperation Treaty or PCT utility patent application relating to compositions and methods for inhibition of viral infections and therapeutic treatment of diseases or disorders caused by viral infections. Our third application is a U.S. provisional patent application relating to compositions and methods for inhibition of cancers and therapeutic treatment of diseases or disorders caused by cancers. Patent Application #'s 4-10 are the result of an additional PCT Utility Application and National Phase filings in various countries. Patent Application #'s 11 and 12 are the result of adding nineteen additional compounds for various treatments to our previous applications through the filing of Continuation-In-Part applications.

     We acquired these intellectual property rights from Hard to Treat Diseases on May 31, 2006 in exchange for 8,475,000 shares of our common stock. During 2006, we were assigned a portion of the patent application rights entitled "Methods and Compositions of Treatment of Viral Infections" for $30,000.

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

     In addition, Cavit acquired a food supplement line during February 2007. As a result of agreements entered into with Daycon Investors Associates, Inc., Americare Nutritional Division and Dr. Jospeh P. D'Angelo, Cavit acquired the foundation of two premium supplement lines which were developed during 2007. The core products in Cavit's supplement lines will enhance and improve the prostate, maintain and support the cardiovascular system, and beneficially effect arthritis and osteoporosis. Superior results have been attained by individuals with the use of Cavit's products. These proven results are due to the research and testing of the most effective formulas with nutrients that support and supplement each other at the optimum dosage of each ingredient. Cavit intends to manufacture, market, distribute and commercialize a range of supplements to act as powerful antioxidants and immune enhancers which have beneficial effects upon many serious diseases.

     Cavit's current facilities accommodate its laboratories, research and development, warehouse and corporate offices. The facilities provide ample room for the development of the food supplement lines. The plants laboratories will be used for ongoing research and development of existing products and products being developed with innovation as our trend. The facilities also accommodate Cavit's plant equipment, staff, and relocated corporate headquarters and allow for future expansion.

     The food supplement lines are an ideal match with our drug development process. In addition to creating a full range biotech company, the supplement line will create a steady stream of cash flow to support the commercialization of our drugs.

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

     During 2007, Cavit filed an additional PCT Utility patent application, six National Phase applications, and two Continuation-In-Part applications. Cavit's intellectual property rights currently consist of twelve patent applications.

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

COMPETITION

     The development of therapeutic cancer and viral infection products for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat cancers, infectious diseases and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for these products, alter the prognosis of these diseases or prevent their onset. We believe our products, when and if successfully developed, will compete with these products on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect intense competition. Our most significant competitors will be fully integrated pharmaceutical companies and established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of our competitors have significant products in development that could compete with our potential products. The market for our food supplement lines is also quite intense. Practically all of our competitors have more money and expertise than we have.

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

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to disclose certain events in a timely manner (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business) in a Current Report on Form 8-K.

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

EMPLOYEES

     As of April 10, 2008, we had two full time employees, Mr. Colm King, who is our President and Chief Executive Officer, and Susan King, who is our Accountant and Administrator. We believe that our relations with our employees are good. Our employees and spouse of Colm King, are not represented by a union or covered by a collective bargaining agreement. We believe Mr. King is best suited to oversee the operations of Company during the next several months due to his intimate knowledge of our biotechnology business. From November 1, 2006 to January 18, 2008, Mr. Julio De Leon served as the Company's Chief Financial Officer on an independent contractor basis. As of January 21, 2008 Mr. Matthew
J. Cohen became the Chief Financial Officer on an independent contractor basis. As of November 11, 2007, Miles Benzler became the Marketing Director on an independent contractor basis. We will actively recruit and hire a new chief operating officer and additional technical employees when funds become available. We intend to fill these posts with individuals having pharmaceutical and/or biotechnology experience and expertise.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The Independent Auditor's Report to our audited financial statements for the year ended December 31, 2007, included in this Form 10-K, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact that we currently have no source of revenue and we need to obtain adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

     Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of December 31, 2007, Cavit had cash of approximately $ 15,000. Our current burn rate is approximately $50,000 per month excluding capital expenditures. As a result of expected financing, Cavit believes that it has sufficient working capital to fund operations through the end of calendar 2008. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

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

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE NO SIGNIFICANT OPERATING HISTORY.

     We are a development stage company that has not had prior operations. See "Management's Plan of Operations - Patent Acquisition Information" and "Description of Business - History of Intellectual Property Rights" for a more detailed discussion of prior operations. Our plans and businesses are "proposed" and "intended," but we may not be able to successfully implement them. Our primary business purposes are to collaborate with and market our intellectual property rights to major drug companies and to commercialize premium supplements. As of the date of this prospectus, we have twelve patent applications and two developed supplement lines. However, the FDA has not approved any of our drugs for sale in the United States, none of our drugs have been approved for sale by any foreign country, our supplements are being manufactured, but have not yet been sold. In addition, we have not earned revenues and have incurred losses since our incorporation in April 2006. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

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

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARES TO BE PROFITABLE.

     The biotechnology, pharmaceutical and food supplement industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Several of these competitors have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval.

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

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARES TO BE PROFITABLE.

     The biotechnology, pharmaceutical and food supplement industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Several of these competitors have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Form 10-K include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this prospectus, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-K will, in fact, occur.

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

ITEM 2. PROPERTIES.

     Commencing on January 1, 2008, we relocated our principal executive and administrative offices to 20 NW 181st Street, Miami, Florida 33169, the building where we have our manufacturing and research and development facilities. Our telephone number is (305) 493-3304. We are currently leasing approximately 2,300 square feet at this location at monthly rental of $5,337. Our current lease expires December 31, 2008 and we have the option to renew the lease for five additional one year periods at the current base rent plus 10% for each year of the extended term.

     During 2007, our principal executive and administrative office facility was located in Delray Beach, Florida at 100 East Linton Blvd., Suite 106B, Delray Beach, Florida 33483. We terminated our lease on the Delray Beach facility effective January 31, 2008.

ITEM. 3 LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency.

     Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

                 Fiscal 2007                  High        Low
                 -----------                  ----        ---
                 First Quarter (1)           $ .55       $ .07
                 Second Quarter (1)          $ .47       $ .14
                 Third Quarter (1)           $ .75       $ .25
                 Fourth Quarter (1)          $ .95       $ .31

                 Fiscal 2006                  High        Low
                 -----------                  ----        ---
                 First Quarter (1)           $  --       $  --
                 Second Quarter (1)          $  --       $  --
                 Third Quarter (1)           $  --       $  --
                 Fourth Quarter (1)          $ .60       $ .25

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

HOLDERS

     As of April 10, 2008, there were approximately 242 shareholders of record of the Company's Common Stock.

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

     For information regarding the Company's Equity Compensation Plans, see Part III, Item 11.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Since its incorporation on April 12, 2006, Cavit has issued the following securities without registration under the Securities Act of 1933:

                           Number of             Aggregate                Nature of
Date of Issuance         Shares Issued       Sales Price (Value)        Transaction
----------------         -------------       -------------------        -----------
April 12, 2006              100,000             $   1,000             Director Fees
May 1, 2006                 200,000             $   2,000             Director Fees
May 1, 2006                  50,000             $     500             Executive Compensation
May 12, 2006                 37,500             $   3,000             Private Offering
May 24, 2006                300,000             $  24,000             Private Offering
May 24, 2006                200,000             $  16,000             Legal Services
May 25, 2006                150,000             $  12,000             Private Offering
May 31, 2006              8,475,000             $ 145,459             Acquisition of patent application rights
                                                                      from then parent corporation
June 14, 2006               750,000             $  60,000             Private Offering
June 29, 2006                55,000             $   4,400             Consulting Fees
June 30, 2006               200,000             $  16,000             Director Fees
October 17, 2006            100,000             $   8,000             Consulting Fees
November 13, 2006           762,500             $  61,000             Private Offering
November 13, 2006           200,000             $  16,000             Consulting Fees
November 24, 2006           115,800             $   9,264             Transfer Agent Services

December 1, 2006            375,000             $  30,000             Private offering
December 7, 2006            187,500             $  15,000             Executive Compensation (CFO)
December 15, 2006           187,500             $  15,000             Directors Fees
December 15, 2006           187,500             $  15,000             Executive Bonus (CEO)
December 15, 2006           187,500             $  15,000             Executive Bonus (CFO)
December 15, 2006           258,807             $  20,705             Anti-dilution shares issued to investors
April 25, 2007              166,670             $  15,000             Directors Fees
May 21, 2007                103,449             $  30,000             Executive Compensation (CFO)
May 21, 2007                 50,000             $  14,500             Executive Compensation (CEO)
May 21, 2007                 21,407             $   6,337             Transfer Agent Services
June 26, 2007                42,860             $  15,000             Director Fees
June 26, 2007               109,430             $  50,338             Anti-dilution shares issued to investors
September 20, 2007           37,500             $  15,000             Directors Fees
October 8, 2007               2,304             $   1,382             Transfer Agent Services
October 25, 2007              8,100             $   5,265             Anti-dilution shares issued to investors
December 17, 2007         2,564,839             $ 205,187             Conversion of Notes
January 15, 2008          2,500,000             $ 500,000             Private Offering
January 15, 2008             51,953             $  28,156             Transfer Agent Services

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

     On October 26, 2007, Cavit issued a series of Class H warrants to purchase Cavit common stock to four of its original investors in consideration for said four investors forever waiving their anti-dilution rights with respect to future issuances of Cavit common stock. The names of the Class H warrant holders, the number of shares of common stock covered by the Class H warrants, the exercise price of the Class H warrants and the term of the Class H warrants are as follows:

 Name of Holder     Number of Shares Covered     Exercise Price        Term
 --------------     ------------------------     --------------        ----
Raymond Bazley              100,000                  $ .55         Sixty months
Cortland Fund, LLC          100,000                  $ .55         Sixty months
Margaret Smyth              100,000                  $ .55         Sixty months
Robert Hennen                13,334                  $ .55         Sixty months

     On January 11, 2008, Cavit, acting pursuant to its November 29, 2007, Agreement with Vision International Enterprises, S.A. (Exhibit 10.8 to this Annual Report), issued a series of warrants to purchase Cavit common stock.

     While the majority of the language, terms and conditions of the various warrants are identical, the warrants differ in four areas: (i) class designation of warrants; (ii) number of shares of common stock covered by the warrants;
(iii) exercise price of the warrants and (iv) term of the warrants. The following table explains the differences in the terms of the warrants:

                            Number of
Class of Warrants        Shares Covered     Exercise Price         Term
-----------------        --------------     --------------         ----
        A                   125,000              $ .40        Six months
        B                   125,000              $ .60        Nine months
        C                   125,000              $ .80        Twelve months
        D                   175,000              $1.00        Fifteen months
        E                   175,000              $1.25        Eighteen months
        F                   175,000              $1.50        Twenty-one months
        G                   175,000              $1.75        Twenty-four months
        I                   250,000              $2.00        Thirty-six months
        J                   175,000              $3.00        Forty-eight months

     On January 11, 2008, Cavit, acting pursuant to its November 29, 2007, Agreement with Isthmus Investments Management, S.A. (Exhibit 10.9 to this Annual Report), issued a series of warrants to purchase Cavit common stock.

     While the majority of the language, terms and conditions of the various warrants are identical, the warrants differ in four areas: (i) class designation of warrants; (ii) number of shares of common stock covered by the warrants;
(iii) exercise price of the warrants and (iv) term of the warrants.

     The following table explains the differences in the terms of the warrants:

                            Number of
Class of Warrants        Shares Covered     Exercise Price         Term
-----------------        --------------     --------------         ----
        A                   125,000              $ .40        Six months
        B                   125,000              $ .60        Nine months
        C                   125,000              $ .80        Twelve months
        D                   175,000              $1.00        Fifteen months
        E                   175,000              $1.25        Eighteen months
        F                   175,000              $1.50        Twenty-one months
        G                   175,000              $1.75        Twenty-four months
        I                   250,000              $2.00        Thirty-six months
        J                   175,000              $3.00        Forty-eight months

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

MANAGEMENT'S PLAN OF OPERATIONS

     The following discussion of our plan of operations should be read together with the financial statements and related notes that are included elsewhere in this Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors," "Disclosure Regarding Forward-Looking Statements" or in other parts of this Form 10-K. We undertake no obligation to update any information in our forward-looking statements except as required by law.

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

     The boards of directors of Cavit Sciences and Hard to Treat determined the value of the intangible assets and related costs acquired to be $145,459; comprised of $56,997 in capitalized legal fees associated with the development of the rights from inception and $88,462 of direct research and development which are considered purchased R&D and have been expensed in the December 31, 2006 financial statements. The $145,459 carved out cost determined the value of the intangible assets. The acquisition costs do not include $47,060 of certain overhead expenses incurred by Hard to Treat during the development of the intellectual property rights from inception that began in 2004. The overhead expenses of $47,060 that were not part of the purchase price paid by Cavit included wages, rent, phone and other expenditures that Hard to Treat incurred to develop the intellectual properties.

     At December 31, 2007 and 2006, due to Financial Accounting Standards, the Company recorded impairment charges of $250, 000 and $86,997, respectively, which was primarily due to the fact that such assets and patents are not currently producing revenues or cash flows. The book value of the assets and patent application rights do not reflect the future potential of our supplement line and patents as the supplement line is being manufactured and the patent rights are still in the application phase.

     Cavit was incorporated on April 12, 2006 and acquired intellectual property rights from Hard to Treat on May 31, 2006. In July 2006, Cavit acquired additional rights in some of these intellectual property rights, resulting in Cavit owning 100% of such rights.

     During 2007, Cavit filed an additional PCT Utility patent application, six National Phase applications, and two Continuation-In-Part applications. Cavit's intellectual property rights currently consist of twelve patent applications.

OVERVIEW

     We are a development-stage company and have a limited operating history. Cavit Sciences, Inc. was formed on April 12, 2006, as a wholly owned subsidiary of Hard to Treat Diseases, Inc., to acquire certain intellectual property rights from Hard to Treat Diseases and to develop and market the acquired rights.

     Major drug companies are interested in drugs that are safe and effective in treating and preventing certain indications and conditions, have secure intellectual property rights and have an available source and supply of the composition. Cavit's board has decided to focus on and to pursue the best course of action in the interest of patients and shareholders. Testing performed on certain drugs has resulted in patent applications and numerous intellectual property rights which are owned and controlled by Cavit. We intend to manufacture, per U.S. FDA specifications, one of the drugs we tested and to file for U.S. FDA approval for certain cancer and/or viral infection indications. In addition to the current utility rights we own, Cavit will have a source and control of the drug. Due to the safety and effectiveness of the drug's use outside the U.S., Cavit will apply for fast track or priority approval by the U.
S. FDA.

     Our initial plan was to market our intellectual property rights to major drug companies. We have been and are currently negotiating with other drug companies regarding securing rights to their drug compositions. The combination of our current utility rights and the acquisition of composition rights should allow Cavit to develop market and commercialize these drugs successfully.

     In addition, Cavit acquired a food supplement line during February 2007. As a result of agreements entered into with Daycon Investors Associates, Inc., Americare Nutritional Division and Dr. Jospeh P. D'Angelo, Cavit acquired the foundation of two premium supplement lines which were developed during 2007. The core products in Cavit's supplement lines will enhance and improve the prostate, maintain and support the cardiovascular system, and beneficially effect arthritis and osteoporosis. Superior results have been attained by individuals with the use of Cavit's products. These proven results are due to the research and testing of the most effective formulas with nutrients that support and supplement each other at the optimum dosage of each ingredient. Cavit intends to manufacture, market, distribute and commercialize a range of supplements to act as powerful antioxidants and immune enhancers which have beneficial effects upon many serious diseases.

     Cavit's current facilities accommodate its laboratories, research and development, warehouse and corporate offices. The facilities provide ample room for the development of the food supplement lines. The plants laboratories will be used for ongoing research and development of existing products and products being developed with innovation as our trend. The facilities also accommodate Cavit's plant equipment, staff, and relocated corporate headquarters and allow for future expansion.

     The food supplement lines are an ideal match with our drug development process. In addition to creating a full range biotech company, the supplement line will create a steady stream of cash flow to support the commercialization of our drugs.

     We have not generated any profits since our entry into the biotechnology business, have no source of revenues and have incurred operating losses. We expect to incur additional operating losses for the foreseeable future. We do not have any sources of revenues and may not have any in the foreseeable future unless we market our rights to a drug company.

Results of Operations for the year ended December 31, 2007 and the period ended December 31, 2006.

     Cavit has not had any revenue since its inception on April 12, 2006.

     General and administrative expenses increased by 36% from $593,000 for the period ended December 31, 2006 to $805,000 for the year ended December 31, 2007. General and administrative expenses consist of office expenses, wages, professional fees and write-off of impaired intangibles. The increase is primarily related to the impact of a full year of general and administrative expenses coupled with an increase in the write-off of an impaired intangible.

     Other expenses of $205,187 for the period ended December 31, 2007 consist primarily of financing costs of $200,000 due to the Company's determination and treatment of the conversion feature in the notes payable and related stock options.

     The Company reported a net loss of $1,010,236, or $(0.07) per share for the year ended December 31, 2007 and a net loss of $593,000, or ($0.07) per share for the period ended December 31, 2006.

     We need to obtain additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue Cavit's business. We need to raise additional working capital in order to have sufficient working capital to finance operations. Our current burn rate is approximately $50,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

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

     General and administrative. General and administrative expenses will consist primarily of salaries and benefits, office expense, professional services fees, and other corporate overhead costs. We anticipate increases in general and administrative expenses as we continue to develop and prepare for marketing of our technology and supplement lines.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Colm J. King, our Chief Executive Officer, and Matthew J. Cohen, our Chief Financial Officer, (i) are responsible for establishing and maintaining adequate internal control over financial reporting of the Company and (ii) have evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act as of the end of the period covered by this Annual Report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the 1934 Act, except as discussed below..

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chef Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S.generally accepted accounting principles.

     As of December 31, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

     The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and communicated the matters to our management.

     Management believes that the material weaknesses set forth in items (1) and
(2) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management's goals are to have a functional audit committee and a majority of outside directors on the Company's board of directors when funds are available.

     This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

(b) CHANGES IN INTERNAL CONTROLS.

     In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board, subject to employment and/or consulting agreements described in Item 11, below. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

     Name             Age              Position                   Director Since
     ----             ---              --------                   --------------
Colm J. King          50      President, Chief Executive          April 12, 2006
                              Officer and Director

Raymond S. Bazley     44      Director                             June 30, 2006

Matthew J. Cohen      49      Chief Financial Officer                   N/A

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

     MATTHEW J. COHEN. Mr. Cohen is the Chief Financial Officer and Chief Operating Officer of Cavit. Mr. Cohen has been an officer and director of PrimEdge (PEDI.PK) since September 20, 2006. Since January 17, 2005, he also has been the Chief Executive Officer and Chief Financial Officer of Genio Group,

Inc. (GNOI.OB) and since August 1, 2004, a member of its Board of Directors. Prior to these engagements, Mr. Cohen has served as the Chief Financial Officer for several companies across a variety of industries. From May 2004 to May 2005, he was the Chief Financial Officer of Sea Aerosupport, Inc. From February 2003 to February 2004, Mr. Cohen was Chief Financial Officer of Mark Fore & Strike Holdings, Inc., an apparel retailer. From July 2002 until February 2003, he served as Chief Financial Officer for Life Imaging Corporation, a provider of diagnostic services. From September 1999 until June 2002, Mr. Cohen was Chief Financial Officer for Interactive Technologies.com, (INTR.PK), a benefit and services company, where he continues today as a member of its Board of Directors. Mr. Cohen specializes in the development of financial and operational infrastructure and corporate recovery work. Some of his responsibilities have included the implementation and interfacing of information systems indigenous to the service business. In addition, he also manages all treasury functions, human resource management, payroll and management reporting. Mr. Cohen has a B.B.A. degree in Accounting from New Paltz State University, New York.

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

     AUDIT COMMITTEE. The Audit Committee of the Board currently consists of two members of our board of directors; Messrs. Bazley and King. The audit committee selects, on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our board of directors whether the audited financials should be included in our annual reports to be filed with the SEC.

     COMPENSATION COMMITTEE. The Compensation Committee consists of the entire board of directors. The Compensation Committee will review and must approve the annual salary and other compensation of our executive officers and compensation to our directors.

COMPENSATION OF DIRECTORS

     During 2007, we issued 263,395 restricted shares of our common stock to the directors who served on our board of directors.

     During 2006, each of our five directors was issued 100,000 restricted shares of our common stock in consideration of their service on our board of directors. These shares were issued for services as Directors from April 12, 2006, to December 31, 2006.

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

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     The only family relationship between or among the Company's officers and directors is between Susan King and Colm J. King. Susan King, the wife of Colm
J. King, our President and Chief Executive Officer, entered into an employment agreement with Cavit pursuant to which she serves as Accountant and Administrator. Ms. King's employment agreement commenced on November 1, 2007 and runs for one year. Ms. King's salary is $60,000 per year. Ms. King did not receive a cash salary during 2007, as two months of her salary was accrued in 2007 and payable in 2008.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

          (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) Engaging in any type of business practice; or

          (iii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

     (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (3) (i), above, or to be associated with persons engaged in any such activity; or

     (5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

SECTION 16 (a) BENEFICIAL OWNERSHIP COMPLIANCE

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

     Based on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended
December 31, 2007, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements, with the exception (i) Christopher Brown and Cortland Fund, LLC who were delinquent in the filing of Forms 4 and 5; Harvey Judkovitz who is delinquent in filing of a Form 4; and Julio De Leon who is delinquent in filing of a Form 4 and Form 5.

CODE OF ETHICS

     On June 28, 2006, the Company adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics is posted on our website at http://www. cavitsciences.com. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 20 NW 181st Street, Miami, Florida 33169

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid and accrued by the Company for services rendered during the periods indicated. The Company had two executive officers during 2006 and 2007.

                           SUMMARY COMPENSATION TABLE

                                                                     Non-Equity
                                                                     Incentive   Nonqualified
 Name and                                                               Plan       Deferred    All other
 Principal                                       Stock     Option     Compen-      Compen-     Compen-
 Position        Year   Salary($)    Bonus($)   Awards($)  Awards($)  sation($)    sation($)   sation($)     Total($)
 --------        ----   ---------    --------   ---------  ---------  ---------    ---------   ---------     --------
Colm J. King     2007   $192,000        0        $14,500       0          0            0        $12,000      $218,500
President        2006   $120,000        0        $19,000       0          0            0        $ 3,000      $142,000
and CEO

Julio De Leon    2007   $ 30,000        0        $15,000       0          0            0        $12,000      $ 42,000
CFO              2006   $ 15,000        0        $15,000       0          0            0        $ 3,000      $ 33,000

     During the year ended December 31, 2007, $192,000 in salary was accrued for Mr. Colm King, of which $95,557 was paid. Half of Mr. De Leon's salary of $60,000 for the year 2007 was paid in restricted common stock, the balance was accrued. Mr. De Leon and Mr. King received $12,000 worth of common stock each for service as a Director during 2007.

     Mr. King also received 50,000 shares of restricted common stock valued at $.29 in accordance with his contract.

     During the year ended December 31, 2006, $120,000 in salary was accrued for Mr. Colm King, of which $30,000 was paid. Mr. De Leon's salary was paid in restricted common stock. Mr. De Leon and Mr. King received $3,000 worth of common stock each for service as a Director during 2006.

EMPLOYMENT CONTRACTS

     The Company entered into an employment agreement with our President and Chief Executive Officer, Colm J. King, as of May 1, 2006. The agreement covers a three year term and provides for his annual cash compensation to be $180,000. The agreement provides for salary increases of 10% on the first and second anniversaries of the agreement, unless Cavit has no pre-tax consolidated net income, in which case there will be no salary increase. Mr. King will also be entitled to an annual incentive bonus equal to 5% of Cavit's pre-tax consolidated net income. Mr. King will also participate in Cavit's other employee benefits, as well. In addition, Mr. King will receive 50,000 shares of restricted common stock at the beginning of each contract year. This agreement may be terminated by Cavit with or without cause.

     On November 11, 2007, the Company entered into a one year employment agreement with Susan King to act as Accountant and Administrator, which provides for an annual compensation of $60,000. As of April 10th, 2008 all compensation has been accrued.

OTHER COMPENSATORY CONTRACTS

     On January 21, 2008, the Company's Board of Directors elected Matthew J. Cohen to the office of Chief Financial Officer. The Company entered into a one year agreement on January 21, 2008. The compensation of $60,000 will be paid monthly.

     As of January 18th, 2008 Julio De Leon's agreement to act as CFO was terminated and as of March 4th 2008, Mr. De Leon resigned from the Board of Directors.

     On January 21, 2008, the Company's Board of Directors elected Matthew J. Cohen to the office of Chief Financial Officer. The Company entered into a one year agreement on January 21, 2008. The compensation of $60,000 will be paid monthly.

     On November 11, 2007 the Company entered into a one year agreement with Miles Benzler to act as Marketing and Operations Manager. The compensation of $60,000 will be paid monthly.

     On December 1, 2006, the Company's Board of Directors elected Julio De Leon to the office of Chief Financial Officer. Mr. De Leon had been a member of the Registrant's Board of Directors since May 1, 2006. The Company and Mr. De Leon entered into a one year agreement dated December 1, 2006 (effective November 1, 2006), pursuant to which Mr. De Leon would devote 30% of his time to perform his duties as Chief Financial Officer of the Company in exchange for $60,000 in annual compensation.

STOCK OPTIONS

     As a result of various notes payable that were converted into company stock, the Company issued stock options for 2,500,000 shares of common stock with a three year life convertible at (1) 80% of the average price for the five trading days prior to the date of exercise or (2) 80% of the price that shares are sold by the Company on any private placement memorandum within the three year period.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2006 or 2007.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2006 or 2007.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made during fiscal 2006 or 2007.

COMPENSATION OF DIRECTORS

     During 2007 our directors have been issued a total of 263,395 restricted shares of our common stock in consideration of their service on our board of directors. Any future director compensation will be determined by our compensation committee.

REPRICING OPTIONS

     During the fiscal years ended December 31, 2007 and 2006, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of April 10, 2008, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

     The table sets forth our actual share ownership as of April 10, 2008. Each person has sole voting and investment power with respect to the shares shown, except as otherwise noted.

    Name and Address                   Amount and Nature of Beneficial Ownership
   of Beneficial Owner                       Number                 Percent
   -------------------                       ------                 -------

Colm J. King                               2,329,861                12.01%
20 NW 181st Street
Miami, Florida 33169

Raymond Bazley                             1,635,753                 8.43%
20 NW 181st Street
Miami, Florida 33169

Christopher Brown                          2,723,802(1)             14.04%
16902 Harbor Master Cove
Cornelius, North Carolina 28031

Julio De Leon                              1,281,550                 6.61%
510 NW 159th Street
Pembroke Pines, Florida 33028

Vision International Enterprises, S.A.     1,850,000                 9.54%
522 Balboa Plaza
Balboa Avenue, Panama

Isthmus Investments Management S.A.        1,250,000                 6.44%
P.O. Box 1508
World Trade Centre, Panama

Margaret Smyth                             1,622,386                 8.36%
20 NW 181st Street
Miami, Florida 33169

All officers and directors as a group      3,965,614                20.44%
(2 persons)

----------
(1) Includes 2,354,396 Cavit shares held of record in the name of Cortland Fund LLC of which Dr. Brown is the sole beneficial owner. Dr. Brown is the record and beneficial owner of 369,406 of Cavit shares.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ADOPTION OF EMPLOYEE COMPENSATION PLANS

     On December 14, 2006, the Company's Board of Directors adopted the Cavit Sciences, Inc. 2006 Employee and Consultant Stock Incentive Plan ("2006 Plan"). The 2006 Plan covered up to 2,000,000 shares of common stock, had a 10 year term, covered employees, consultants, officers and directors. The 2006 Plan was administered by the Board of Directors. No options were granted to, or exercised by, any of the Company's directors, employees or officers under the 2006 Plan. A total of 367,893 shares were issued under the 2006 Plan to consultants. The 2006 Plan was terminated by the Board of Directors on January 8, 2008.

     On January 8, 2008, the Company's Board of Directors adopted the Cavit Sciences, Inc. 2008 Employee and Consultant Stock Incentive Plan ("2008 Plan"). The 2008 Plan covers up to 1,000,000 shares of common stock, has a 10 year term, covers employees, consultants, officers and directors. The 2008 Plan will be administered by the Board of Directors. No options have been granted to, or exercised by, any of the Company's directors, employees or officers under the 2008 Plan. A total of 277,739 shares were issued under the 2008 Plan to consultants in February 2008.

REPRICING OPTIONS

     During the fiscal years ended December 31, 2007 and 2006, the Company did not reprice any stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

     Cavit's Audit Committee is comprised solely of members of Cavit's Board of Directors, all of whom are officers of Cavit and all of whom are shareholders of Cavit.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     Cavit has engaged Berkovits and Company, LLP as Cavit's new accountant to serve as the independent accounting firm responsible for auditing Cavit's financial statements for the fiscal year ended December 31, 2007.

     The Company's independent accountants during 2007 and the fiscal year ending December 31, 2006 was Infante & Company.

     (1) AUDIT FEES. During the fiscal year ended December 31, 2007, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for 2007, was $17,600. During the fiscal year ended December 31, 2006, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for 2006, was $7,650.

     (2) AUDIT-RELATED FEES. During fiscal years ended December 31, 2006 and 2007, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     (3) TAX FEES. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2006 and 2007.

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

     During the 2006 and 2007 fiscal years, the Company's audit committee used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: Unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) (1) Financial Statements

     Financial statements for Cavit Sciences, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (a) (2) Financial Statement Schedule

     Financial Statement Schedule for Cavit Sciences, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (a) (3) See the "Index to Exhibits" set forth below.

                                  EXHIBIT INDEX

Exhibit No.          Description

3(i).1* Articles of Incorporation of Cavit Sciences, Inc. filed April 12, 2006, with the Secretary of State of Florida (Exhibit 3(i).1 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006)

3(i).2* Articles of Amendment to the Articles of Incorporation of Cavit Sciences, Inc. filed on June 9, 2006 with the Secretary of State of Florida (Exhibit 3(i).2 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006).

3(ii)* By-Laws of Cavit Sciences, Inc. (Exhibit 3(ii) to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16,
          2006)

4.1* Common Stock Purchase Agreement dated as of May 23, 2006, by and between Cavit Sciences, Inc. and Raymond S. Bazley (Exhibit 4.1 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006).

4.2* Common Stock Purchase Agreement dated as of May 12, 2006, by and between Cavit Sciences, Inc. and Robert Hennen (Exhibit 4.2 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006).

4.3* Common Stock Purchase Agreement dated as of May 25, 2006, by and between Cavit Sciences, Inc. and Cortland Fund LLC (Exhibit 4.3 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006).

4.4* Common Stock Purchase Agreement dated as of June 14, 2006, by and between Cavit Sciences, Inc. and Margaret Smyth (Exhibit 4.4 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006).

4.5* Asset Purchase Agreement dated as of May 31, 2006, by and between Cavit Sciences, Inc. and Hard to Treat Diseases, Inc. (Exhibit 4.5 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006)

4.6* Cavit Sciences, Inc. Certificate of Common Stock (Exhibit 4.6 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006)

4.7* Management, Advisory and Support Agreement dated as of June 1, 2006, by and between Cavit Sciences, Inc. and Hard to Treat Diseases, Inc. (Exhibit 4.7 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006)

4.8* Assignment Agreement between Dr. Leland Shapiro and Cavit Sciences, Inc. dated July 7, 2006 (Exhibit 4.8 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006).

4.9+ Cavit Sciences, Inc. Class A Warrant to Purchase Common Stock Issued on January 11, 2008, to Vision International Enterprises, S.A.

4.10+ Schedule of Documents similar to Exhibit 4.9 that have been omitted from this Annual Report on Form 10-K (with an explanation of material details in which such omitted documents differ from Exhibit 4.9).

4.11+ Cavit Sciences, Inc. Class A Warrant to Purchase Common Stock Issued on January 11, 2008, to Isthmus Investments Management, S.A.

4.12+ Schedule of Documents similar to Exhibit 4.11 that have been omitted from this Annual Report on Form 10-K (with an explanation of material details in which such omitted documents differ from Exhibit 4.11).

4.13+ Cavit Sciences, Inc. Class H Warrant to Purchase Common Stock Issued on October 26, 2007, to Cortland Fund, LLC.

4.14+ Schedule of Documents similar to Exhibit 4.13 that have been omitted from this Annual Report on Form 10-K (with an explanation of material details in which such omitted documents differ from Exhibit 4.13).

10.1* Employment Agreement dated May 1, 2006, between Cavit Sciences, Inc. and Colm J. King (Exhibit 10.1 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006).

10.2* Agreement between Cavit Sciences, Inc. and Julio De Leon dated December 1, 2006 (effective November 1, 2006) (Exhibit 10.1 to Cavit's Current Report on Form 8-K filed with the Commission on December 18,
          2006).

10.3* Cavit Sciences, Inc. 2006 Employee and Consultant Stock Incentive Plan Adopted December 14, 2006 (Exhibit 99.2 to Cavit's Current Report on Form 8-K filed with the Commission on December 18, 2006).

10.4+ Cavit Sciences, Inc. 2008 Employee and Consultant Stock Incentive Plan Adopted January 8, 2008.

10.5* Amended Asset Purchase & Royalty Agreement between Cavit Sciences, Inc. and Daycon Investors Associates, Inc., Americare Nutritional Division, dated December 28, 2007 (Exhibit 10.1 to Cavit's Current Report on Form 8-K filed with the Commission on January 4, 2008).

10.6* Lease Agreement between Cavit Sciences, Inc. and Daycon Investors Associates, Inc., dated December 28, 2007 (Exhibit 10.2 to Cavit's Current Report on Form 8-K filed with the Commission on January 4,
          2008).

10.7* Agreement to Engage Dr. Joseph P. D'Angelo as Consultant between Cavit Sciences, Inc. and Dr. Joseph P. D'Angelo, dated December 28, 2007 (Exhibit 10.3 to Cavit's Current Report on Form 8-K filed with the Commission on January 4, 2008).

10.8* Agreement between Cavit Sciences, Inc. and Vision International Enterprises, S.A., dated November 29, 2007 (Exhibit 10.1 to Cavit's Current Report on Form 8-K filed with the Commission on November 30,
          2007).

10.9*     Agreement  between  Cavit  Sciences,   Inc.  and  Isthmus  Investments
          Management, S.A., dated November 29, 2007 (Exhibit 10.2 to Cavit's Current Report on Form 8-K filed with the Commission on November 30,
          2007).

14* Code of Ethics (Exhibit 14 to Cavit's Registration Statement on Form SB-2, effective with the Commission on October 16, 2006).

16.1* Letter from Infante & Company dated February 6, 2008 (Exhibit 16.1 to Cavit's Current Report on Form 8-K filed with the Commission on February 6, 2008).

21+       Subsidiaries.

31.1+     Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+     Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 302 of The Sarbanes-Oxley Act of 2002.

32.1+     Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350 and Section 906 of The Sarbanes-Oxley Act of 2002.

32.2+     Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section  1350  and  Section  906 of The  Sarbanes-Oxley  Act of  2002.

----------
* Exhibits incorporated herein by reference. (1) File No. 000-52263.

+ Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Cavit Sciences, Inc.


Dated: April 17, 2008            /s/ Colm J. King
                                 -----------------------------------------------
                            By:  Colm J. King
                            Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 17, 2008            /s/  Colm J. King
                                 -----------------------------------------------
                            By:  Colm J. King
                            Its: President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Dated: April 17, 2008            /s/ Matthew J. Cohen
                                 -----------------------------------------------
                            By:  Matthew J. Cohen
                            Its: Chief Financial Officer and Secretary
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)


Dated: April 17, 2008            /s/ Raymond S. Bazley
                                 -----------------------------------------------
                            By:  Raymond S. Bazley
                            Its: Director

                              CAVIT SCIENCES, INC.
                          (A Development Stage Company)

                              Financial Statements

                                                                     Page Number
                                                                     -----------

Reports of Independent Registered Public Accounting Firms               F-2

Balance Sheet as of December 31, 2007                                   F-4

Statements of Operations for the Year ended December 31, 2007, the period from April 12, 2006 (inception) to December 31,
2006 and the cumulative period from April 12, 2006 (inception)
to December 31, 2007.                                                   F-5

Statement of Changes in Stockholders' Deficit for the period
from April 12, 2006 (inception) to December 31, 2007.                   F-6

Statements of Cash Flows for the Year ended December 31, 2007, the period from April 12, 2006 (inception) to December 31,
2006 and the cumulative period from April 12, 2006 (inception)
to December 31, 2007.                                                   F-7

Notes to Financial Statements                                           F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Cavit Sciences, Inc. ("the Company") (a development stage company) as of December 31, 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion on the statements of operations, changes in stockholders' deficit and cash flows for the period from April 12, 2006 (inception) to December 31, 2007 insofar as it relates to amounts for the period prior to January 1, 2007 is based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavit Sciences, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Berkovits & Company, LLP
------------------------------------
Ft. Lauderdale, Florida
April 16, 2008

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


/s/ Infante & Company
-------------------------------
Hollywood, Florida
April 4, 2007

                               CAVIT SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                    December 31,
                                                                       2007
                                                                    -----------
                                     ASSETS

Current assets:
  Cash                                                              $    14,915
                                                                    -----------

Total current assets                                                $    14,915
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $    10,004
  Accrued taxes payable                                                  48,580
  Accrued expenses                                                       32,852
  Accrued wages payable                                                 106,443
  Note payable                                                          250,000
                                                                    -----------

Total current liabilities                                               447,879
                                                                    -----------
Stockholders' Deficit:
  Preferred stock - $.01 par value; 5,000,000 shares authorized,
   none issued or outstanding                                                --
  Common stock - $.01 par value; 45,000,000 shares authorized,
   16,570,424 shares issued and outstanding                             165,704
  Additional paid-in capital                                            959,268
  Stock to be issued                                                     45,171
  Deficit accumulated during the development stage                   (1,603,107)
                                                                    -----------

Total stockholders' deficit                                            (432,964)
                                                                    -----------

Total liabilities and stockholders' deficit                         $    14,915
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                              Cummulative for
                                                                         Period from          the period from
                                                                       April 12, 2006         April 12, 2006
                                                 Year ended            (inception) to         (inception) to
                                                 December 31,           December 31,           December 31,
                                                     2007                   2006                   2007
                                                 ------------           ------------           ------------
Revenues                                         $         --           $         --           $         --
                                                 ------------           ------------           ------------
General and administrative expenses
  Office expenses                                     162,223                270,918                433,141
  Write-off of impaired intangible                    250,000                     --                250,000
  Wages                                               173,535                120,500                294,035
  Purchased research and development expenses              --                 88,462                 88,462
  Professional fees                                   219,291                112,991                332,282
                                                 ------------           ------------           ------------
     Total general and administrative expenses        805,049                592,871              1,397,920
                                                 ------------           ------------           ------------

Loss from operations                                 (805,049)              (592,871)            (1,397,920)
                                                 ------------           ------------           ------------
Other expense
  Interest expense                                      5,187                     --                  5,187
  Financing costs                                     200,000                     --                200,000
                                                 ------------           ------------           ------------
     Total other expense                              205,187                    --                 205,187
                                                 ------------           ------------           ------------

Net loss                                         $ (1,010,236)          $   (592,871)          $ (1,603,107)
                                                 ============           ============           ============

Basic and diluted loss per share                 $      (0.07)          $      (0.07)
                                                 ============           ============
Weighted average shares
 used in per share calculation                     13,953,892              8,904,984
                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                            Common Stock
                                                        --------------------   Additional    Accumulated
                                                                        Par     Paid-in    Deficit During  Shares to
                                                        Number         Value    Capital      Development   Be Issued      Total
                                                        ------         -----    -------      -----------   ---------      -----
Balance at Inception - April 12, 2006                        --      $     --   $     --     $        --    $    --   $        --
Issuance of common stock for cash - at $0.08          2,375,000        23,750    166,250              --         --       190,000
Issuance of common stock to Hard to Treat
 Diseases, Inc. for spin-off - at $0.0171 - Note 2    8,475,000        84,750     60,709              --         --       145,459
Issuance of common stock for consulting
 services - at $0.08                                    455,000         4,550     31,850              --         --        36,400
Issuance of common stock for tranfer agent
 services - at $0.08                                    115,800         1,158      8,106              --         --         9,264
Issuance of common stock for legal
 services - at $0.08                                    314,750         3,147     22,033              --         --        25,180
Issuance of common stock to directors for
 fees - at $0.01                                        300,000         3,000         --              --         --         3,000
Issuance of common stock to directors for
 fees - at $0.08                                        387,500         3,875     27,125              --         --        31,000
Issuance of common stock to CEO & CFO for
 services - at $0.01                                     50,000           500         --              --         --           500
Issuance of common stock to CEO & CFO for
 services - at $0.08                                    562,500         5,625     39,375              --         --        45,000
Issuance of common stock to shareholders for
 anti-dilution - at $0.08                               258,807         2,588     18,116              --         --        20,704
Common shares to be issued to attorney for
 legal services - at $0.30                                   --            --         --              --      4,005         4,005
Common shares to be issued to transfer agent
 for services - at $0.30                                     --            --         --              --      5,143         5,143
Net loss                                                     --            --         --        (592,871)        --      (592,871)
                                                    -----------      --------   --------     -----------    -------   -----------
Balance, December 31, 2006                           13,294,357       132,943    373,564        (592,871)     9,148       (77,216)
Issuance of common stock for legal
 services - at $0.229 and $0.30                          69,087           691     15,199              --     (4,005)       11,885
Issuance of common stock to directors
 for fees - at $0.09                                    166,670         1,667     13,333              --         --        15,000
Issuance of common stock for legal
 services - at $0.289                                    37,138           372     10,399              --         --        10,771
Issuance of common stock to CEO & CFO
 for services - at $0.29                                153,449         1,534     42,965              --         --        44,499
Issuance of common stock for legal
 services - at $0.28                                      6,375            64      1,722              --         --         1,786
Issuance of common stock to directors
 for fees - at $0.349                                    42,860           429     14,571              --         --        15,000
Issuance of common stock to shareholders for
 anti-dilution - at $0.467                              109,430         1,094     49,244              --         --        50,338
Common shares to be issued to transfer agent
 for services - at $0.30                                 17,144           171      4,972              --     (5,143)           --
Issuance of common stock for tranfer agent
 services - at $0.28                                      4,263            43      1,150              --         --         1,193
Issuance of common stock for legal
 services - at $0.46                                      1,630            16        732              --         --           748
Issuance of common stock for legal
 services - at $0.55                                     11,236           112      6,068              --         --         6,180
Issuance of common stock to directors for
 fees - at $0.40                                         37,500           375     14,625              --         --        15,000
Common stock issued for debt conversions              2,564,839        25,648    179,539              --         --       205,187
Issuance of common stock for anti-dilution -
 at $0.65                                                 8,100            81      5,184              --         --         5,265
Issuance of common stock to directors for
 fees - at $0.55                                         16,365           164      8,838              --         --         9,002
Issuance of common stock for legal
 services - at $0.60                                     14,525           146      8,570              --         --         8,716
Issuance of common stock for legal
 services - at $0.56                                     13,152           131      7,234              --         --         7,365
Issuance of common stock for tranfer agent
 services - at $0.60                                      2,304            23      1,359              --         --         1,382
Value of beneficial conversion feature and
 options in debt issued                                      --            --    200,000              --         --       200,000
Common shares to be issued to tranfer agent
 for services - at $0.60                                     --            --         --              --     15,716        15,716
Common shares to be issued  for legal
 services - at $0.60                                         --            --         --              --      4,455         4,455
Common shares to be issued for Investor -
 at $0.20                                                    --            --         --              --     12,500        12,500
Common shares to be issued for Investor -
 at $0.20                                                    --            --         --              --     12,500        12,500
Net loss                                                     --            --         --      (1,010,236)        --    (1,010,236)
                                                    -----------      --------   --------     -----------    -------   -----------
Balance, December 31, 2007                           16,570,424      $165,704   $959,268     $(1,603,107)   $45,171   $  (432,964)
                                                    ===========      ========   ========     ===========    =======   ===========

   The accompanying notes are an integral part of these financial statements.

                               CAVIT SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cummulative for
                                                                                 Period from         the period from
                                                                               April 12, 2006        April 12, 2006
                                                           Year ended          (inception) to        (inception) to
                                                           December 31,         December 31,          December 31,
                                                              2007                  2006                  2007
                                                           -----------           -----------           -----------
Cash flows from operating activities:
  Net loss                                                 $(1,010,236)          $  (592,871)          $(1,603,107)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock to be issued for services                                --                 9,148                 9,148
     Stock issued for services                                 168,700               150,344               319,044
     Stock issued pursuant to anti-dilution provisions          55,603                20,704                76,307
     Purchased research and development                             --                88,462                88,462
     Write off of impaired intangible                          250,000                86,997               336,997
     Financing costs                                           200,000                    --               200,000
     Interest expense                                            5,184                    --                 5,184
  Changes in operating assets and liabilities
     Decrease in due from related party                          1,615                 1,238                 2,853
     (Increase) decrease in notes receivable                     5,000                (5,000)                   --
     Increase in accounts payable                               90,036               104,991               195,027
                                                           -----------           -----------           -----------

Net cash used in operating activities                         (234,098)             (135,987)             (370,085)
                                                           -----------           -----------           -----------
Cash flows from investing activities:
  Purchase of intellectual property rights                          --               (20,000)              (20,000)
                                                           -----------           -----------           -----------

Net cash used in investing activities                               --               (20,000)              (20,000)
                                                           -----------           -----------           -----------
Cash flows from financing activities:
  Repayment of note payable                                    (10,000)                   --               (10,000)
  Proceeds from notes payable                                  200,000               190,000               390,000
  Deposit on sale of common stock                               25,000                    --                25,000
                                                           -----------           -----------           -----------

Net cash provided by financing activities                      215,000               190,000               405,000
                                                           -----------           -----------           -----------

Net increase (decrease) in cash                                (19,098)               34,013                14,915

Cash, beginning of period                                       34,013                    --                    --
                                                           -----------           -----------           -----------

Cash, end of period                                        $    14,915           $    34,013           $    14,915
                                                           ===========           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE AND CONTINUANCE OF OPERATIONS

Cavit Sciences, Inc. ("The Company" or "Cavit") is engaged in developing treatments of cancer, viral infections, opportunistic infections, and immune enhancers. The Company's strategy is to develop and commercialize intellectual property rights for acquisition by a drug company. Cavit is also a manufacturer, marketer and distributor of supplements lines that have been designed and formulated to enhance and improve the prostate, maintain and support cardiovascular system and beneficially affect arthritis, osteoporosis and other conditions.

Cavit was incorporated on April 12, 2006 under the laws of the State of Florida, as a wholly owned subsidiary of Hard to Treat Diseases, Inc. ("Parent"), and was spun-off as a separate entity from the Parent effective May 31, 2006. The
Company's registration statement on Form SB-2 became effective with the Securities and Exchange Commission on October 16, 2006.

At December 31, 2007, the Company has negative working capital of $432,964, has incurred losses since inception totalling $1,603,107 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue raising funds in order to provide for the Company's capital needs, however, there are no assurances that management's plans will be attained.

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

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CON'T)

DEVELOPMENT STAGE COMPANY

The Company complies with Financial Accounting Standards Board Statement No. 7 and for it's characterization of the Company as a Development Stage Enterprise.

FINANCIAL INSTRUMENTS

The  carrying  value  of  cash,   accounts   payable  and  accrued   liabilities
approximates   their  fair  value  because  of  the  short   maturity  of  these
instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

LOSS PER SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." During the year ended December 31, 2007, of approximately 118,000 common shares were issued with a value of $55,603 to certain shareholders as a result of anti-dilutive clauses in their shareholder agreements with the Company that were triggered due to the issuance of shares to other shareholders.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CON'T)

SHARE-BASED PAYMENT

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), "Share Based Payment," using the modified prospective transition method. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, it supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (R) addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. During the periods ended December 31, 2007 and 2006, the Company issued 104,861 and 375,000 shares, respectively, of common stock with a value of $26,500 and $19,500, respectively, to an employee of the Company. These amounts have been recorded in General and Administrative expenses in the accompanying statements of operations.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging
Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." During the periods ended December 31, 2007 and 2006, the Company issued 488,837 and 1,810,550 shares, respectively, of common stock with a value of $142,200 and $130,844, respectively, to certain providers of outside services. These amounts have been recorded in General and Administrative expenses in the accompanying statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements". An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company's consolidated financial statements.

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements". This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". The guidance is effective for fiscal years beginning December 15, 2006. The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company's consolidated financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CON'T)

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on December 1, 2007. The Company is evaluating the potential impact of the adoption of SFAS No. 157 on the Company's consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

Note 2 RELATED PARTIES

During the period ended December 31, 2007, the Company issued 176,854 common shares with a value of $70,200 to providers of outside services; 263,395 common shares with a value of $54,000 to directors of the Company for their director fees; and 153,449 common shares with a value of $44,500 to the CEO and CFO of the Company for their services.

On May 31, 2006, the Company entered into an Asset Purchase Agreement with its former Parent to acquire intellectual property rights relating to three patent applications. In exchange for the intellectual property rights, the Company issued 8,475,000 shares of common stock to Parent at $0.017 per share. The Company recorded this transaction on its books at Parent's historical cost value of $145,459 which was comprised of; $56,997, which is the capitalized portion of the intellectual property relating to legal costs, and $88,462 of research and development expenses.

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

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 2 RELATED PARTIES (CON'T)

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

Under the "2006 Employee and Consultant Stock Incentive Plan", the directors of the Company shall be compensated $3,000 per quarter and the board approved this payment in December 2006 via the issuance of 37,500 common shares with a value of $.08 per share. The CEO and CFO were each eligible for year end bonuses of $15,000 annually and those bonuses were paid in December 2006 via the issuance of 187,500 common shares to both the CEO and CFO with a value of $.08 per share.

Note 3 INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,600,000 that may be offset against future taxable income through 2026. Current tax laws limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                                           2007
                                                       -----------
             Deferred tax assets:
             Net operating loss carryforwards          $ 1,600,000
                                                       -----------
             Gross deferred tax assets                     544,000
             Less:  valuation allowance                   (544,000)
                                                       -----------
             Net deferred tax asset                    $        --
                                                       ===========

Note 4 STOCKHOLDERS' DEFICIT

The Company is authorized to issue 5,000,000 shares of preferred stock $.01 par value and 45,000,000 shares of common stock $.01 par value. The Board of Directors may make the provisions of the preferred stock prior to issuance. As of December 31, 2007, no shares of preferred stock have been issued. During the period from inception through December 31, 2007, the Company issued 16,570,424 shares of common stock to pay for services, for cash, and to acquire patent application rights.

During the twelve months ended December 31, 2007 the Company issued 3,276,067 shares of common stock at prices ranging from $.08 to $.65 for various matters. Of the total shares, 2,564,839 shares were issued as a result of debt conversion, 593,698 shares were issued for director fees, legal fees, transfer agent fees, compensation and consulting fees and 117,530 shares were issued pursuant to anti- dilution clauses to stockholders.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 4 STOCKHOLDERS' DEFICIT (CON'T)

During the twelve months ended December 31, 2006 the Company issued 13,294,357 shares of common stock at prices ranging from $.01 to $.30 for various services. Of the total shares, 8,475,000 shares were issued for the acquisition of intellectual property, 2,185,550 shares were issued for director fees, legal fees, transfer agent fees and consulting fees, 2,375,000 shares were issued relating to stock sales and 258,807 shares were issued pursuant to anti-dilution clauses for previous shares issued.

During the twelve months ended December 31, 2007 the Company issued options to convertible debt holders and warrants to investors that agreed to terminate their anti-dilution rights that arose from various stock purchase agreements. The options and warrants shall expire at various times up to sixty months from the issue date. Set forth below is the activity during 2007:

                                       Options
                                   at an exercise
                                    price of 80%
                                   of the average
                                   price for the        Warrants
                                  five days prior    at an exercise
                                    to exercise       price of .55       Total
                                    -----------       ------------       -----
Outstanding at December 31, 2006
  Issued                              2,500,000          313,334       2,813,334
  Expired or cancelled                       --               --              --
  Exercised                                  --               --              --
                                      ---------          -------       ---------
Outstanding at December 31, 2007      2,500,000          313,334       2,813,334
                                      =========          =======       =========

Note 5 COMMITMENTS AND CONTINGENCIES

The Company has executed a three year employment agreement with its President and CEO. The agreement began on May 1, 2006 and calls for annual compensation of $180,000. The agreement also allows for annual increases of 10% from the prior year's base salary, 50,000 shares of restricted common stock every six months, and the other benefits standard to an executive employee.

Note 6 INTANGIBLE ASSET

On December 28, 2007, the Company acquired formulas, tests and packaging intellectual property related to a supplement line from the Daycon Investors Associates, Inc., Americare Nutritional Division (Daycon). The company issued a note in the amount of $250,000 as payment for the intellectual property.

Under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company conducted an impairment test of the above mentioned supplement line. SFAS 144 states that if the carrying amount of an asset or asset group is evaluated and found not to be recoverable, then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset's fair value. Fair value is determined using quoted market prices in active markets, when available. If market prices in active markets are not readily determinable, the Company's estimated fair value is based on the best information available such as market prices for similar assets or using valuation techniques such as the expected present value of future cash flows as set forth in ASB Concepts Statement 7.

The Company ultimately concluded that the amount assigned to this asset would be expensed as impaired since it is a unique intellectual property for which a fair market value is not easily determinable and for which a valid calculation of expected present value of future cash flows cannot be made. See write-off of impaired intangible in the Statements of Operations.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


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

Note 8 NON-CASH FINANCING ACTIVITIES

During the year ended December 31, 2007, the Company issued 2,564,839 common shares pursuant to the conversion of $200,000 of convertible notes and $5,187 of related accrued interest. In addition, in 2007 the Company issued 593,698 common shares to outside service providers, directors, officers, and shareholders with a value of $168,700.

During the year ended December 31, 2006, the Company recognized the value of 8,475,000 common shares issued to Hard to Treat Diseases, Inc with a value of $145,459; and 2,185,550 common shares issued to outside service providers, directors, officers, and shareholders with a value of $171,048.

Note 9 NOTE PAYABLE

The Company issued a $250,000 note relating to the acquisition of its supplement line on December 28, 2007 from the Daycon Investors Associates, Inc., Americare Nutritional Division (See Note 6). A $25,000 payment was made on the note during January 2008 to reduce the principal balance to $225,000. Additional payments on the note will be made by paying the note holder 20% of the gross amount of additional financing received by the Company until the note is paid in full. This is an unsecured non-interest bearing note.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 10 CONVERTIBLE DEBT

During the year, the Company issued various convertible notes payable amounting to $200,000. These convertible notes matured at various times within six months from date of issuance, had an interest rate of 7% and included a beneficial conversion feature which allowed the holder to convert the notes to common stock at a conversion price of $0.08 per share. Along with these convertible notes, the Company also issued options expiring three years from date of issuance which allow the holders to purchase up to 2,500,000 shares of common stock at 80% of the average price for the five trading days prior to the date of exercise. The notes were all converted into stock on December 16, 2007.

Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money," are accounted for in accordance with guidance supplied by Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for
Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The relative fair value of the beneficial conversion feature and related options was recorded as a discount against the convertible notes up to the amount received upon the issuance of the notes and has been amortized into operations through the date of conversion.

The amortization related to the above discounts has been reflected in financing costs in the accompanying statement of operations for the year ended December 31, 2007.

Note 11 SUBSEQUENT EVENTS

In January 2008, the Company received the balance of proceeds and issued the stock pursuant to a 2007 Common Stock Purchase Agreements for the sale of 2,500,000 of the Company's unregistered common stock at $.20 per share. As a result of the agreements the Company raised $500,000. In addition, the Company issued 3,000,000 warrants for the Company's common stock at stock prices ranging from $.40 to $3.00 per share with varying expiration dates from the date of issuance not to exceed the commitment amount.

Commencing in January 2008, the Company entered into a lease in Miami, Florida for approximately 2,300 square feet of space. The Company is obligated to pay approximately $5,300 under this lease which expires on December 31, 2008.