Form 10-Q
period 2008-03-31
Cavit Sciences, Inc.
filed 2008-05-16
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2008;

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 000-52263


                              CAVIT SCIENCES, INC.
              (Exact Name of Small Business Issuer in Its Charter)

           Florida                                              03-0586935
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                      1600 South Dixie Highway, Suite 500
                           Boca Raton, Florida 33432
                                 (561) 544-6988
          (Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12,13 or 15 of the Exchange Act after distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2008 there were 19,473,760 shares of the issuer's common stock and outstanding, par value $0.01.

                              CAVIT SCIENCES, INC.
                               INDEX TO FORM 10-Q
                                 March 31, 2008

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3

Balance Sheet dated March 31, 2008                                           3

Statements of Operations for the Three Months Ended March
31, 2008 and 2007, and the Period from April 12, 2006 (Inception) to
March 31, 2008 (unaudited)                                                   4

Statement of changes in Stockholders' Deficit for the period from
April 12, 2006 (Inception) to  March 31, 2008 (unaudited)                    5

Statements of Cash Flows for the Three Months Ended March
31, 2008 and 2007, and the Period from April 12, 2006 (Inception) to
March 31, 2008 (unaudited)                                                   6

Notes to Financial Statements (unaudited)                                    7

Item 2. Management's Plan of Operation                                      13

Item 3. Quantitative and Qualitative Disclosures About Market Risk          27

Item 4. Controls and Procedures                                             28

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   29

Item 2. Recent Sales of Unregistered Securities                             29

Item 3. Defaults Upon Senior Securities                                     29

Item 4. Submission of Matters to a Vote of Security Holders                 29

Item 5. Other Information                                                   29

Item 6. Exhibits                                                            29

Signatures                                                                  30

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CAVIT SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                  March 31, 2008
                                                                  --------------
                                     ASSETS

Current assets:
  Cash                                                              $   201,309
                                                                    -----------

      Total current assets                                              201,309

Intangible assets                                                        54,311
Other asset                                                               5,336
                                                                    -----------

      Total assets                                                  $   260,956
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $     7,798
  Accrued expenses                                                       32,212
  Accrued wages payable                                                 160,574
  Note payable                                                          225,000
                                                                    -----------

      Total current liabilities                                         425,584
                                                                    -----------
Stockholders' deficit
  Preferred stock - $.01 par value; 5,000,000 shares authorized,
   none issued or outstanding                                                --
  Common stock - $.01 par value; 45,000,000 shares authorized,
   19,399,356 shares issued and outstanding                             193,994
  Additional paid-in capital                                          1,618,659
  Stock to be issued                                                     18,726
  Deficit accumulated during the development stage                   (1,996,007)
                                                                    -----------

      Total stockholders' deficit                                      (164,628)
                                                                    -----------

      Total liabilities and stockholders' deficit                   $   260,956
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months          Three months         April 12, 2006
                                                           ended                 ended             (Inception) to
                                                          March 31,             March 31,             March 31,
                                                            2008                  2007                  2008
                                                         -----------           -----------           -----------
Revenues                                                 $        --           $        --           $        --
                                                         -----------           -----------           -----------
General and administrative expenses
  Office expenses                                            260,821               117,526               695,427
  Write-off of impaired intangibles                               --                    --               336,997
  Wages                                                       64,500                    --               358,535
  Professional fees                                           67,579                    --               399,861
                                                         -----------           -----------           -----------
      Total general and administrative expenses              392,900               117,526             1,790,820
                                                         -----------           -----------           -----------

Loss from operations                                        (392,900)             (117,526)           (1,790,820)
                                                         -----------           -----------           -----------
Other expense
  Interest expense                                                --                    --                 5,187
  Financing costs                                                 --                    --               200,000
                                                         -----------           -----------           -----------
      Total other expense                                         --                    --               205,187
                                                         -----------           -----------           -----------

Net loss                                                 $  (392,900)          $  (117,526)          $(1,996,007)
                                                         ===========           ===========           ===========

Basic and diluted loss per share                         $     (0.03)          $     (0.01)
                                                         ===========           ===========
Weighted average shares
 used in per share calculation                            16,253,274            13,294,357
                                                         ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                               CAVIT SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months          Three months         April 12, 2006
                                                             ended                 ended             (Inception) to
                                                            March 31,             March 31,             March 31,
                                                              2008                  2007                  2008
                                                           -----------           -----------           -----------
Cash flows from operating activities:
  Net loss                                                 $  (392,900)          $  (117,526)          $(1,996,007)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock to be issued for services                            18,726                    --                27,874
     Stock issued for services                                 167,510                    --               486,554
     Stock issued pursuant to anti-dilution provisions              --                    --                76,307
     Purchased research and development                             --                    --                88,462
     Write off of impaired intangible                               --                    --               336,997
     Financing costs                                                --                    --               200,000
     Interest expense                                               --                    --                 5,184
  Changes in operating assets and liabilities
     (Increase) in other asset                                  (5,336)                   --                (5,336)
     (Increase) decrease  in due from related party                 --                (1,238)                2,853
     Increase in accrued payables                                4,912                    --                 4,912
     Increase in derivative liability                               --                15,800                    --
     Increase (decrease) in accounts payable                    (2,206)               84,582               192,821
                                                           -----------           -----------           -----------

          Net cash used in operating activities               (209,294)              (18,382)             (579,379)
                                                           -----------           -----------           -----------
Cash flows from investing activities:
  Purchase of intellectual property and intangibles            (54,311)                   --               (74,311)
                                                           -----------           -----------           -----------

          Net cash used in investing activities                (54,311)                   --               (74,311)
                                                           -----------           -----------           -----------
Cash flows from financing activities:
  Payments on notes payable                                    (25,000)              (10,000)              (35,000)
  Proceeds from notes payable                                       --                    --               390,000
  Cash from the sale of common stock                           475,000                    --               500,000
                                                           -----------           -----------           -----------

          Net cash provided by financing activities            450,000               (10,000)              855,000
                                                           -----------           -----------           -----------

Net increase (decrease) in cash                                186,395               (28,382)              201,310

Cash, beginning of period                                       14,915                34,013                    --
                                                           -----------           -----------           -----------

Cash, end of period                                        $   201,310           $     5,631           $   201,310
                                                           ===========           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FROM APRIL 12, 2006 (INCEPTION) TO MARCH 31, 2008
                                   (Unaudited)


                                               Common Stock                       Accumulated
                                            ------------------      Additional      Deficit
                                                          Par        Paid-in        During        Shares to
                                            Number       Value       Capital      Development     Be Issued       Total
                                            ------       -----       -------      -----------     ---------       -----
Balance at Inception - April 12, 2006            --    $     --    $       --    $        --     $     --     $        --
Issuance of common stock for
 cash-at $0.08                            2,375,000      23,750       166,250             --           --         190,000
Issuance of common stock to Hard to
 Treat Diseases, Inc. for spin-off-
 at $0.0171-Note 2                        8,475,000      84,750        60,709             --           --         145,459
Issuance of common stock for consulting
 services-at $0.08                          455,000       4,550        31,850             --           --          36,400
Issuance of common stock for tranfer
 agent services-at $0.08                    115,800       1,158         8,106             --           --           9,264
Issuance of common stock for legal
 services-at $0.08                          314,750       3,147        22,033             --           --          25,180
Issuance of common stock to directors
 for fees-at $0.01                          300,000       3,000            --             --           --           3,000
Issuance of common stock to directors
 for fees-at $0.08                          387,500       3,875        27,125             --           --          31,000
Issuance of common stock to CEO & CFO
 for services-at $0.01                       50,000         500            --             --           --             500
Issuance of common stock to CEO & CFO
 for services-at $0.08                      562,500       5,625        39,375             --           --          45,000
Issuance of common stock to shareholders
 for anti-dilution-at $0.08                 258,807       2,588        18,116             --           --          20,704
Common shares to be issued to attorney
 for legal services-at $0.30                     --          --            --             --        4,005           4,005
Common shares to be issued to transfer
 agent for services-at $0.30                     --          --            --             --        5,143           5,143
Net loss                                        --          --            --       (592,871)          --        (592,871)
                                        ----------    --------    ----------    -----------     --------     -----------
Balance, December 31, 2006              13,294,357     132,943       373,564       (592,871)       9,148         (77,216)
                                        ----------    --------    ----------    -----------     --------     -----------
Issuance of common stock for legal
 services-at $0.229 and $0.30                69,087         691        15,199             --       (4,005)         11,885
Issuance of common stock to directors
 for fees-at $0.09                          166,670       1,667        13,333             --           --          15,000
Issuance of common stock for legal
 services-at $0.289                          37,138         372        10,399             --           --          10,771
Issuance of common stock to CEO & CFO
 for services-at $0.29                      153,449       1,534        42,965             --           --          44,499
Issuance of common stock for legal
 services-at $0.28                            6,375          64         1,722             --           --           1,786
Issuance of common stock to directors
 for fees-at $0.349                          42,860         429        14,571             --           --          15,000
Issuance of common stock to shareholders
 for anti-dilution-at $0.467                109,430       1,094        49,244             --           --          50,338
Common shares to be issued to transfer
 agent for services-at $0.30                 17,144         171         4,972             --       (5,143)             --
Issuance of common stock for tranfer
 agent services-at $0.28                      4,263          43         1,150             --           --           1,193
Issuance of common stock for legal
 services-at $0.46                            1,630          16           732             --           --             748
Issuance of common stock for legal
 services-at $0.55                           11,236         112         6,068             --           --           6,180
Issuance of common stock to directors
 for fees-at $0.40                           37,500         375        14,625             --           --          15,000
Common stock issued for debt
 conversions                              2,564,839      25,648       179,539             --           --         205,187
Issuance of common stock for anti-
 dilution-at $0.65                            8,100          81         5,184             --           --           5,265
Issuance of common stock to directors
 for fees-at $0.55                           16,365         164         8,838             --           --           9,002
Issuance of common stock for legal
 services-at $0.60                           14,525         146         8,570             --           --           8,716
Issuance of common stock for legal
 services-at $0.56                           13,152         131         7,234             --           --           7,365
Issuance of common stock for tranfer
 agent services-at $0.60                      2,304          23         1,359             --           --           1,382
Value of  beneficial conversion feature
 and options in debt issued                      --          --       200,000             --           --         200,000
Common shares to be issued to tranfer
 agent for services-at $0.60                     --          --            --             --       15,716          15,716
Common shares to be issued  for legal
 services-at $0.60                               --          --            --             --        4,455           4,455
Common shares to be issued for
 Investor-at $0.20                               --          --            --             --       12,500          12,500
Common shares to be issued for
 Investor-at $0.20                               --          --            --             --       12,500          12,500

Net loss                                        --          --            --     (1,010,236)          --      (1,010,236)
                                        ----------    --------    ----------    -----------     --------     -----------
Balance, December 31, 2007              16,570,424     165,704       959,268     (1,603,107)      45,171        (432,964)
                                        ----------    --------    ----------    -----------     --------     -----------
Issuance of common stock for purchase
 agreement-at $0.20                       2,500,000      25,000       475,000             --      (25,000)        475,000
Issuance of common stock for transfer
 agent services-at $0.55                     51,193         512        27,644             --      (15,716)         12,440
Issuance of common stock for legal
 services-at $0.36                           12,375         124         4,332             --       (4,455)             --
Issuance of common stock for legal
 services-at $0.33                           15,364         154         4,916             --           --           5,070
Issuance of common stock for consulting
 services-at $0.60                          250,000       2,500       147,500             --           --         150,000
Common shares to be issued to directors
 for fees-at $0.20                               --          --            --             --        6,000           6,000
Common shares to be issued for legal
 fees-at $0.27                                   --          --            --             --       10,710          10,710
Common shares to be issued for legal
 fees-at $0.21                                   --          --            --             --        1,095           1,095
Common shares to be issued for transfer
 agent fees-at $0.28                             --          --            --             --          921             921
Net loss                                        --          --            --       (392,900)          --        (392,900)
                                        ----------    --------    ----------    -----------     --------     -----------
Balance, March 31,2008                  19,399,356    $193,994    $1,618,659    $(1,996,007)    $ 18,726     $  (164,627)
                                        ==========    ========    ==========    ===========     ========     ===========

   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2008

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

The financial statements for the three months ended March 31, 2008 and 2007 and for the period from April 12,2006 (inception) to March 31, 2008, together with the balance sheet as of March 31, 2008 included herein have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the periods presented herein have been made.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

At March 31, 2008, the Company has negative working capital of $224,275, has incurred losses since inception totalling $1,996,007 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue raising funds in order to provide for the Company's capital needs, however, there are no assurances that management's plans will be attained.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2008

Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CON'T)

CASH

For purposes of the statement of cash flows, the Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. Occasionally, such balances exceed Federal insured limits.

DEVELOPMENT STAGE COMPANY

The Company complies with Financial Accounting Standards Board Statement No. 7 and for it's characterization of the Company as a Development Stage Enterprise.

FINANCIAL INSTRUMENTS

The carrying value of accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

LONG-LIVED ASSETS

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other
Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets and intangible assets, the recoverability test is performed using undiscounted net future cash flows related to the long-lived assets.

LOSS PER SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share."

RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial statements for them to conform with the 2008 presentation.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2008

Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CON'T)

SHARE-BASED PAYMENT

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), "Share Based Payment," using the modified prospective transition method. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, it supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (R) addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. During the periods ended March 31, 2008 and 2007, the Company did not issue any stock to an employee of the Company.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging
Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." During the periods ended March 31, 2008 and 2007, the Company issued 328,932 and 0 shares, respectively, of common stock with a value of $187,681 (of which $20,171 pertained to expenses accrued in the prior year) and $0, respectively, to certain providers of outside services. These amounts have been recorded in General and Administrative expenses in the accompanying statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements". An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company's financial statements.

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements". This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". The guidance is effective for fiscal years beginning December 15, 2006. The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company's financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2008

Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CON'T)

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on December 1, 2007. The Company is evaluating the potential impact of the adoption of SFAS No. 157 on the Company's financial statements.

Note 2 RELATED PARTIES

During the period ended March 31, 2008, the Company issued 328,932 common shares with a value of $187,681 (of which $20,171 pertained to expenses accrued in the prior years)to providers of outside services which are also stockholders.
There were no shares issued during the period ended March 31, 2007

Note 3 INCOME TAXES

As of March 31, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,000,000 that may be offset against future taxable income through 2026. Current tax laws limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

           Deferred tax assets:
           Approximate operating loss carryforwards      $ 2,000,000
                                                         -----------
           Gross deferred tax assets                         680,000
           Less:  valuation allowance                       (680,000)
                                                         -----------
           Net deferred tax asset                        $        --
                                                         ===========

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2008

Note 4 STOCKHOLDERS' DEFICIT

The Company is authorized to issue 5,000,000 shares of preferred stock $.01 par value and 45,000,000 shares of common stock $.01 par value. The Board of Directors may modify the provisions of the preferred stock prior to issuance. As of March 31, 2008, no shares of preferred stock have been issued. During the period from inception through March 31, 2008, the Company issued 19,399,356 shares of common stock to pay for services, for cash, and to acquire patent application rights.

During the three months ended March 31, 2008 the Company issued 2,828,932 shares of common stock at prices ranging from $.20 to $.60 for various matters. Of the total shares, 328,932 shares were issued for director fees, legal fees, transfer agent fees, compensation and consulting fees. The remaining 2,500,000 of the company's unregistered common stock was sold at $.20 per share. As a result of the latter sale the Company raised $500,000 (of which $25,000 was received in the prior year).

During the three months ended March 31, 2008 the Company issued 3,000,000 warrants to investors pursuant to common stock purchase agreements. These warrants for common stock have strike prices ranging from $0.40 to $3.00 per share with varying expiration dates from the day of issuance not to exceed the commitment amount. Set forth below is the activity related to options and warrants:

                                      Options
                                   at an exercise
                                    price of 80%       Warrants at
                                   of the average      an exercise
                                   price for the          price
                                  five days prior     ranging from
                                    to exercise      $0.40 to $3.00      Total
                                    -----------      --------------      -----
Outstanding at December 31, 2006            --                --              --
  Issued during the quarter
   ended March 31, 2007                125,000                --         125,000
  Issued after March 31, 2007        2,375,000           313,334       2,688,334
  Expired or cancelled                      --                --              --
  Exercised                                 --                --              --
                                     ---------         ---------       ---------
Outstanding at December 31, 2007     2,500,000           313,334       2,813,334

  Issued                                    --         3,000,000       3,000,000
                                     ---------         ---------       ---------

Outstanding at March 31, 2008        2,500,000         3,313,334       5,813,334
                                     =========         =========       =========

Note 5 COMMITMENTS

The Company has executed a one year consulting agreement with its Chief Financial Officer. The agreement began on January 21, 2008 and calls for annual compensation of $60,000.

The Company has executed a three year employment agreement with its President and CEO. The agreement began on May 1, 2006 and calls for annual compensation of $180,000. The agreement also allows for annual increases of 10% from the prior year's base salary, 50,000 shares of restricted common stock every six months, and the other benefits standard to an executive employee.

Under the "2006 Employee and Consultant Stock Incentive Plan", the directors of the Company shall be compensated $3,000 per quarter. The CEO and CFO are each eligible for year end bonuses.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2008

Note 6 INTANGIBLE ASSETS

During the three months ended March 31, 2008, the Company's intangible assets are comprised of $50,000 disbursed for two proprietary formulas to Daycon Investors Associates, Inc. ("Daycon") and $4,311 in capitalized legal fees relating to our intellectual property rights. The proprietary formulas will be subject to the outcome of the matters discussed in Note 9 below.

Note 7 NON-CASH FINANCING ACTIVITIES

During the Quarter ended March 31, 2008, the Company issued 328,932 common shares to outside service providers and shareholders with a value of $187,681, of which $20,171 pertained to expenses accrued in the prior year. There were no issuances of stock to outside service providers during the quarter ended March 31, 2007.

Note 8 NOTE PAYABLE

The Company issued a $250,000 note payable upon its acquisition of the supplement Line purchased from Daycon on December 28, 2007. A $25,000 payment was made on the note during January 2008 to reduce the principal balance to $225,000. Additional payments on the note are to be made by paying the note holder 20% of the gross amount of additional financing received by the Company until the note is paid in full. This is an unsecured non-interest bearing note.

This note  payable  will be subject to the outcome of the matters  discussed  in
Note 9 below.

Note 9 SUBSEQUENT EVENTS

On May 8, 2008, the Registrant terminated the following three agreements: 1) a Lease Agreement with Daycon for facility space in Miami, Florida 2) the Amended Asset Purchase & Royalty Agreement with Daycon for the purchase of a product line and additional formulas and 3) a Consulting Agreement with Dr. Joseph P. D'Angelo, (President of Daycon) for consulting services on behalf of the Company.

The Lease Agreement with Daycon was terminated due to Daycon's default under the Lease Agreement. From inception of the lease on January 1, 2008, Daycon was in material breach of the Lease Agreement, since the required amount of space was not made available to the Registrant as provided for in the Lease Agreement. The Registrant has demanded reimbursement of a portion of the rent paid and the security deposit from Daycon.

The Amended Asset Purchase & Royalty Agreement was terminated due to Daycon's inability to provide the Registrant with the required representations and warranties. Daycon has been unable to provide the Registrant with credible documentation and unable to warrant the formulation ingredients and efficacy of certain products purchased. The Registrant has demanded the return of all consideration paid to Daycon regarding this agreement.

The Consulting Agreement was terminated due to D'Angelo's failure to provide consulting services outlined in the Agreement and D'Angelo's material breach of the confidentiality provision by divulging confidential information to third parties.

The Companys' termination of the above agreements may result in a legal action. The Company intends to vigorously defend its rights resulting from any legal actions.

On May 9, 2008, the Registrant relocated its offices and will conduct its operations from its new corporate headquarters located at 1600 South Dixie Highway, Suite 500, Boca Raton, Florida 33432.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

The following discussion of our plan of operations should be read together with the financial statements and related notes that are included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors," "Disclosure Regarding Forward-Looking Statements" or in other parts of this Form 10-Q. We undertake no obligation to update any information in our forward-looking statements except as required by law.

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

At December 31, 2007 and 2006, due to Financial Accounting Standards, the Company recorded impairment charges of $250,000 and $86,997, respectively, which was primarily due to the fact that such assets and patents are not currently producing revenues or cash flows. The book value of the assets and patent application rights do not reflect the future potential of our supplement line and patents as the supplement line is being manufactured and the patent rights are still in the application phase.

During the three months ended March 31, 2008, the Companies intangible assets are comprised of the $50,000 disbursed for two proprietary formulas and $4,311 in capitalized legal fees relating to our intellectual property rights.

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

In addition, Cavit acquired a food supplement line during February 2007. The foundation of Cavit's two supplement lines were finalized during 2008. The core products in Cavit's supplement lines will enhance and improve the prostate, maintain and support the cardiovascular system, and beneficially effect arthritis and osteoporosis. Cavit's current products and formulas are the result of research and testing of the most effective ingredients with nutrients that support and supplement each other at the optimum dosage of each ingredient. Cavit intends to manufacture, market, distribute and commercialize a range of supplements to act as powerful antioxidants and immune enhancers which have beneficial effects upon many serious diseases.

Cavit relocated its operating facilities on May 8 and 9, 2008 for the benefit of the Company and its shareholders. Cavit's new facilities accommodate its corporate offices and provide ample room for the development of the food supplement lines. Manufacturing, warehousing and distribution is outsourced to third parties, resulting in substantial savings to Cavit.

The food supplement lines are an ideal match with our drug development process. In addition to creating a full range biotech company, the supplement lines will create a steady stream of cash flow to support the commercialization of our drugs.

Cavit's  offshore  line  is  AMERICARE  HEALTH   PRODUCTS(TM)  and  the  premium
maintenance formula line is MD Solution(TM).

We have not generated any profits since our entry into the biotechnology business, have no source of revenues and have incurred operating losses. We expect to incur additional operating losses for the foreseeable future. We do anticipate sources of revenues from our supplement lines in the near future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

Cavit has not had any revenue since its inception on April 12, 2006.

General and administrative expenses increased by 333% from $118,000 for the quarter ended March 31, 2007 to $393,000 for the quarter ended March 31, 2008. General and administrative expenses consist of office expenses, wages and professional fees. The increase is primarily related to front loaded rent payments and payments for wages, consultants and professionals.

The Company reported a net loss of $393,000, or $(0.03) per share for the quarter ended March 31, 2008 and a net loss of $118,000, or ($0.01) per share for the period ended March 31, 2007.

We need to obtain additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue Cavit's business. We need to raise additional working capital in order to have sufficient working capital to finance operations. Our current burn rate is approximately $19,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

Research and development - We expect to make investments in research and development in order to develop and market our technology. Research and development costs will consist primarily of general and administrative and operating expenses related to research and development activities. We will expense research and development costs as incurred. Property, plant and equipment for research and development that has an alternative future use will be capitalized and the related depreciation will be expensed as research and development costs. We expect our research and development expense to increase as we continue to invest in the development of our technology.

General and administrative - General and administrative expenses will consist primarily of salaries and benefits, office expense, professional services fees, and other corporate overhead costs. We anticipate increases in general and administrative expenses as we continue to develop and prepare for marketing of our technology.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 15, 2008, we had no off-balance sheet arrangements.

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

Stock-Based Compensation. Effective September 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards No.. 123R, "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee service. We do not believe the adoption of these provisions will have an adverse effect on our financial statements.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Cavit or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform its prior statements to actual results.

Further, this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject.

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

DESCRIPTION OF PROPERTY

Our principal executive and administrative offices have been recently relocated to Boca Raton, Florida at 1600 South Dixie Highway, Suite 500, Boca Raton, Florida 33432.

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

EMPLOYEES

As of May 15, 2008, we had two full time employees, Mr. Colm King, who is our President and Chief Executive Officer, and Susan King, who is our Accountant and Administrator. We believe that our relations with our employees are good. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe Mr. King is best suited to oversee the operations of Company during the next several months due to his intimate knowledge of our biotechnology business. From November 1, 2006 to January 18, 2008, Mr. Julio De Leon served as the Company's Chief Financial Officer on an independent contractor basis. As of January 21, 2008 Mr. Matthew J. Cohen became the Chief Financial Officer on an independent contractor basis. As of November 11, 2007, Miles Benzler became the Marketing Director on an independent contractor basis. We will actively recruit and hire a new chief operating officer and additional technical employees when funds become available. We intend to fill these posts with individuals having pharmaceutical and/or biotechnology experience and expertise.

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

RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2007, included in Form 10-K filed with the Securities and Exchange Commission, indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact that we currently have no source of revenue and we need to obtain adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of March 31, 2008, Cavit had cash of approximately $201,000. Our current burn rate is approximately $19,000 per month excluding capital expenditures. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of August 2008.. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Form 10-QSB include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under "Management's Plan of Operations," as well as in this Form 10-Q, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-Q, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will, in fact, occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

FORWARD-LOOKING INFORMATION

An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice. In addition, this Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as "believes", "anticipates", "expects", "estimates", "should", "may", "will" and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

This Form 10-Q contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management's current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Such factors include, but are not limited to, the following:

     *    the  possibility  that the  results  of  clinical  trials  will not be successful;
     * the possibility that our development efforts relating to our product candidates will not be successful;
     *    the inability to obtain regulatory approval of our product candidates;
     *    our reliance on third-parties to develop our product candidates;
     * our lack of experience in developing and commercializing pharmaceutical products;
     *    our ability to obtain additional financing;
     *    our ability to protect our proprietary technology.

Any forward-looking statement speaks only as of the date on which it is made. For further details and a discussion of these and other risks and uncertainties, investors and security holders are cautioned to review the Cavit's Form 10-K, for the year ended December 31, 2007, filed on April 18, 2008, including the Forward-Looking Statement section therein, and other subsequent filings with the U.S. Securities and Exchange Commission including Current Reports on Form 8-K. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

Colm  J.  King,  our  Chief  Executive  Officer,   and  Matthew  J.  Cohen,  our
ChiefFinancial Officer, (i) are responsible for establishing and maintaining adequate internal control over financial reporting of the Company and (ii) have evaluatedthe effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act as of the end of the quarter covered by this 10-Q ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us(including our consolidated subsidiaries) required to be included in our reports filed or submitted under the 1934 Act, except as discussed below..

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S.generally accepted accounting principles.

As of March 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(b) CHANGES IN INTERNAL CONTROLS

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the first quarter of the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008 the Company issued 2,828,932 shares of common stock at prices ranging from $.20 to $.60 for various matters. Of the total shares, 328,932 shares were issued for director fees, legal fees, transfer agent fees, compensation and consulting fees. The remaining 2,500,000 of the company's unregistered common stock was sold at $.20 per share. As a result of the latter sale the Company raised $500,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any public offering.. Each recipient either received adequate information about us and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate restrictive legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

                                           Cavit Sciences, Inc.


Date: May 15, 2008                         By: /s/ Colm J. King
                                               ---------------------------------
                                               Colm J. King
                                               President/Chief Executive Officer
                                               (Principal Executive Officer)


Date: May 15, 2008                         By: /s/ Matthew Cohen
                                               ---------------------------------
                                               Matthew Cohen
                                               Chief Financial Officer
                                               (Principal Financial Officer)