Form 10-Q
period 2008-06-30
Cavit Sciences, Inc.
filed 2008-08-18
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2008

                                       or

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

As of August 14, 2008 there were 19,556,367 shares of the issuer's common stock issued and outstanding, par value $0.01.

                              CAVIT SCIENCES, INC.
                               INDEX TO FORM 10-Q
                                  June 30, 2008

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3

Balance Sheets as of June 30,2008 (Unaudited) and December 31,2007           3

Statements of Operations for the Three and Six Months Ended
June 30, 2008 and 2007, and for the Period from April 12, 2006
(Inception) to June 30, 2008 (unaudited)                                     4

Statement of Changes in Stockholders' Deficit for the Period from
April 12, 2006 (Inception) to June 30, 2008 (unaudited)                      5

Statements of Cash Flows for the Six Months Ended June 30, 2008
and 2007, and the Period from April 12, 2006 (Inception) to
June 30, 2008 (unaudited)                                                    6

Notes to Financial Statements as of June 30, 2008 (unaudited)                7

Item 2. Management's Plan of Operation                                      14

Item 3. Quantitative and Qualitative Disclosures About Market Risk          28

Item 4. Controls and Procedures                                             29

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   30

Item 2. Recent Sales of Unregistered Securities                             30

Item 3. Defaults Upon Senior Securities                                     30

Item 4. Submission of Matters to a Vote of Security Holders                 30

Item 5. Other Information                                                   31

Item 6. Exhibits                                                            31

Signatures                                                                  32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CAVIT SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                            June 30,            December 31,
                                                                             2008                  2007
                                                                          (Unaudited)            (Audited)
                                                                          -----------           -----------
                                     ASSETS

Current assets:
  Cash                                                                    $    24,469           $    14,915
  Receivable-Other                                                             68,065                    --
                                                                          -----------           -----------
      Total current assets                                                     92,534                14,915

Intangible asset                                                                9,688                    --
Other asset                                                                     1,300                    --
                                                                          -----------           -----------

      Total assets                                                        $   103,522           $    14,915
                                                                          -----------           -----------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                        $    20,532           $    10,004
  Accrued taxes payable                                                         2,085                48,580
  Accrued expenses                                                             14,306                32,852
  Accrued wages payable                                                       225,953               106,443
  Note payable                                                                225,000               250,000
                                                                          -----------           -----------

      Total current liabilities                                               487,876               447,879
                                                                          -----------           -----------
Stockholders' deficit
  Preferred stock - $.01 par value; 5,000,000 shares authorized,
   none issued or outstanding                                                      --                    --
  Common stock - $.01 par value; 45,000,000 shares authorized,
   19,303,960 and 16,570,434 shares issued and outstanding                    193,040               165,704
  Additional paid-in capital                                                1,497,448               959,268
  Stock to be issued                                                           13,860                45,171
  Deficit accumulated during the development stage                         (2,088,702)           (1,603,107)
                                                                          -----------           -----------
      Total stockholders' deficit                                            (384,354)             (432,964)
                                                                          -----------           -----------

      Total liabilities and stockholders' deficit                         $   103,522           $    14,915
                                                                          ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cummulative for
                                                                                                               the period from
                                                  Three months ended                 Six months ended           April 12, 2006
                                             -----------------------------    -----------------------------     (inception) to
                                              June 30,          June 30,       June 30,          June 30,          June 30,
                                                2008              2007           2008              2007              2008
                                             -----------       -----------    -----------       -----------       -----------
Revenues                                     $        --       $        --    $        --       $        --       $        --
                                             -----------       -----------    -----------       -----------       -----------
General and administrative expenses
  Office expenses                                (18,358)          182,916        242,462           300,442           677,068
  Write-off of impaired intangible                    --                --             --                --           336,997
  Wages                                           70,000                --        134,500                --           428,535
  Professional fees                               40,935                --        108,514                --           440,796
                                             -----------       -----------    -----------       -----------       -----------
Total general and administrative expenses         92,577           182,916        485,476           300,442         1,883,396
                                             -----------       -----------    -----------       -----------       -----------

Loss from operations                             (92,577)         (182,916)      (485,476)         (300,442)       (1,883,396)
                                             -----------       -----------    -----------       -----------       -----------
Other expense
  Interest expense                                   119             5,277            119             5,277             5,306
  Derivative loss (gains)                             --           (15,800)            --           (15,800)          200,000
                                             -----------       -----------    -----------       -----------       -----------
Total other expense                                  119           (10,523)           119           (10,523)          205,306
                                             -----------       -----------    -----------       -----------       -----------

Net loss                                     $   (92,696)      $  (172,393)   $  (485,595)      $  (289,919)      $(2,088,702)
                                             ===========       ===========    ===========       ===========       ===========

Basic and diluted loss per share             $     (0.01)      $     (0.01)   $     (0.03)      $     (0.02)
                                             ===========       ===========    ===========       ===========
Weighted average shares used
 in per share calculation                     16,312,379        13,419,623     16,282,827        13,543,512
                                             ===========       ===========    ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                    Common Stock                       Accumulated
                                                 ------------------      Additional      Deficit
                                                               Par        Paid-in        During        Shares to
                                                 Number       Value       Capital      Development     Be Issued       Total
                                                 ------       -----       -------      -----------     ---------       -----
Balance at Inception - April 12, 2006                 --     $     --    $       --    $        --     $     --     $        --
Issuance of common stock for
 cash-at $0.08                                 2,375,000       23,750       166,250             --           --         190,000
Issuance of common stock to Hard to
 Treat Diseases, Inc. for spin-off-
 at $0.0171-Note 2                             8,475,000       84,750        60,709             --           --         145,459
Issuance of common stock for consulting
 services-at $0.08                               455,000        4,550        31,850             --           --          36,400
Issuance of common stock for tranfer
 agent services-at $0.08                         115,800        1,158         8,106             --           --           9,264
Issuance of common stock for legal
 services-at $0.08                               314,750        3,147        22,033             --           --          25,180
Issuance of common stock to directors
 for fees-at $0.01                               300,000        3,000            --             --           --           3,000
Issuance of common stock to directors
 for fees-at $0.08                               387,500        3,875        27,125             --           --          31,000
Issuance of common stock to CEO & CFO
 for services-at $0.01                            50,000          500            --             --           --             500
Issuance of common stock to CEO & CFO
 for services-at $0.08                           562,500        5,625        39,375             --           --          45,000
Issuance of common stock to shareholders
 for anti-dilution-at $0.08                      258,807        2,588        18,116             --           --          20,704
Common shares to be issued to attorney
 for legal services-at $0.30                          --           --            --             --        4,005           4,005
Common shares to be issued to transfer
 agent for services-at $0.30                          --           --            --             --        5,143           5,143
Net loss                                              --           --            --       (592,871)          --        (592,871)
                                              ----------     --------    ----------    -----------     --------     -----------
Balance, December 31, 2006                    13,294,357      132,943       373,564       (592,871)       9,148         (77,216)
                                              ----------     --------    ----------    -----------     --------     -----------
Issuance of common stock for legal
 services-at $0.229 and $0.30                     69,087          691        15,199             --       (4,005)         11,885
Issuance of common stock to directors
 for fees-at $0.09                               166,670        1,667        13,333             --           --          15,000
Issuance of common stock for legal
 services-at $0.289                               37,138          372        10,399             --           --          10,771
Issuance of common stock to CEO & CFO
 for services-at $0.29                           153,449        1,534        42,965             --           --          44,499
Issuance of common stock for legal
 services-at $0.28                                 6,375           64         1,722             --           --           1,786
Issuance of common stock to directors
 for fees-at $0.349                               42,860          429        14,571             --           --          15,000
Issuance of common stock to shareholders
 for anti-dilution-at $0.467                     109,430        1,094        49,244             --           --          50,338
Common shares to be issued to transfer
 agent for services-at $0.30                      17,144          171         4,972             --       (5,143)             --
Issuance of common stock for tranfer
 agent services-at $0.28                           4,263           43         1,150             --           --           1,193
Issuance of common stock for legal
 services-at $0.46                                 1,630           16           732             --           --             748
Issuance of common stock for legal
 services-at $0.55                                11,236          112         6,068             --           --           6,180
Issuance of common stock to directors
 for fees-at $0.40                                37,500          375        14,625             --           --          15,000
Common stock issued for debt
 conversions                                   2,564,839       25,648       179,539             --           --         205,187
Issuance of common stock for anti-
 dilution-at $0.65                                 8,100           81         5,184             --           --           5,265
Issuance of common stock to directors
 for fees-at $0.55                                16,365          164         8,838             --           --           9,002
Issuance of common stock for legal
 services-at $0.60                                14,525          146         8,570             --           --           8,716
Issuance of common stock for legal
 services-at $0.56                                13,152          131         7,234             --           --           7,365
Issuance of common stock for tranfer
 agent services-at $0.60                           2,304           23         1,359             --           --           1,382
Value of  beneficial conversion feature
 and options in debt issued                           --           --       200,000             --           --         200,000
Common shares to be issued to tranfer
 agent for services-at $0.60                          --           --            --             --       15,716          15,716
Common shares to be issued  for legal
 services-at $0.60                                    --           --            --             --        4,455           4,455
Common shares to be issued for
 Investor-at $0.20                                    --           --            --             --       12,500          12,500
Common shares to be issued for
 Investor-at $0.20                                    --           --            --             --       12,500          12,500
Net loss                                              --           --            --     (1,010,236)          --      (1,010,236)
                                              ----------     --------    ----------    -----------     --------     -----------
Balance, December 31, 2007                    16,570,424      165,704       959,268     (1,603,107)      45,171        (432,964)
                                              ----------     --------    ----------    -----------     --------     -----------
Issuance of common stock for purchase
 agreement-at $0.20                            2,500,000       25,000       475,000             --      (25,000)        475,000
Issuance of common stock for transfer
 agent services-at $0.55                          51,193          512        27,644             --      (15,716)         12,440
Issuance of common stock for legal
 services-at $0.36                                12,375          124         4,331             --       (4,455)             --
Issuance of common stock for legal
 services-at $0.33                                15,364          154         4,916             --           --           5,070
Issuance of common stock for consulting
 services-at $0.60                               250,000        2,500       147,500             --           --         150,000
Common shares to be issued to directors
 for fees-at $0.20                                    --           --            --             --        6,000           6,000
Common shares to be issued for legal
 fees-at $0.27                                        --           --            --             --       10,710          10,710
Common shares to be issued for legal
 fees-at $0.21                                        --           --            --             --        1,095           1,095
Common shares to be issued for transfer
 agent fees-at $0.28                                  --           --            --             --          921             921
Issuance of common stock for legal
 services-at $0.274                               39,088          391        10,319             --      (10,710)             --
Issuance of common stock for legal
 services-at $0.206                                5,316           53         1,042             --       (1,095)             --
Issuance of common stock for legal
 services-at $0.15                                30,200          302         4,228             --           --           4,530
Issuance of common stock for
 compensation-at $0.11                            50,000          500         5,000             --           --           5,500
Cancellation  of common stock issue
 for consulting fees-at $0.60                   (250,000)      (2,500)     (147,500)            --           --        (150,000)
Issuance of common stock to directors
 for fees-at $0.20                                30,000          300         5,700             --       (6,000)             --
Common shares to be issued for legal
 fees-at $0.11                                        --           --            --             --        5,835           5,835
Common shares to be issued for legal
 fees-at $0.10                                        --           --            --             --          810             810
Common shares to be issued for director
 fees-at $0.14                                        --           --            --             --        6,000           6,000
Common shares to be issued for transfer
 agent fees-at $0.19                                  --           --            --             --          294             294
Net loss                                              --           --            --       (485,595)          --        (485,595)
                                              ----------     --------    ----------    -----------     --------     -----------
Balance, June 30, 2008                        19,303,960     $193,040    $1,497,448    $(2,088,702)    $ 13,860     $  (384,354)
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

                               CAVIT SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Cummulative for
                                                                                                       the period from
                                                                Six months           Six months        April 12, 2006
                                                                  ended                ended           (inception) to
                                                                 June 30,             June 30,            June 30,
                                                                   2008                 2007                2008
                                                                ----------           ----------          -----------
Cash flows from operating activities:
  Net loss                                                      $ (485,595)          $ (289,919)         $(2,088,702)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued and to be issued for services                     59,204              150,472              387,396
     Stock issued pursuant to anti-dilution provisions                  --                   --               76,307
     Purchased research and development                                 --                   --               88,462
     Write off of impaired intangible                                   --                   --              336,997
     Financing costs                                                    --                   --              200,000
     Interest expense                                                  119                   --                5,306
  Changes in operating assets and liabilities
     Increase in other asset                                        (1,300)             (59,722)              (1,300)
     Increase accounts receivable                                  (68,065)              (1,238)             (68,065)
     Increase in accounts payable                                   10,528               70,027               20,532
     Increase in accrued payables                                   54,351                   --              242,224
     Increase in intangible asset                                   (9,688)                  --               (9,688)
                                                                ----------           ----------          -----------

          Net cash used in operating activities                   (440,446)            (129,523)            (810,531)
                                                                ----------           ----------          -----------
Cash flows from investing activities:
  Purchase of intellectual property rights                              --                   --              (20,000)
                                                                ----------           ----------          -----------

          Net cash used in investing activities                         --                   --              (20,000)
                                                                ----------           ----------          -----------
Cash flows from financing activities:
  Deposit on sale of common stock                                       --                   --               25,000
  Repayment of note payable                                        (25,000)                  --              (35,000)
  Cash from the sale of common stock                               475,000                   --              475,000
  Proceeds from notes payable                                           --                   --              390,000
                                                                ----------           ----------          -----------

          Net cash provided by financing activities                450,000              100,000              855,000
                                                                ----------           ----------          -----------

Net increase (decrease) in cash                                      9,554              (29,523)              24,469

Cash, beginning of period                                           14,915               34,013                   --
                                                                ----------           ----------          -----------

Cash, end of period                                             $   24,469           $    4,490          $    24,469
                                                                ==========           ==========          ===========

   The accompanying notes are an integral part of these financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2008

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

The financial statements for the six months ended June 30, 2008 and 2007 and for the three months ended June 30, 2008 and 2007, and for the period from April 12, 2006 (inception) to June 30, 2008 together with the balance sheet as of June 30, 2008 included herein have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments (consisting of only normal accruals) necessary to present fairly the financial position at June 30, 2008 and the results of operations and cash flows for the periods presented herein have been made.

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

At June 30, 2008, the Company has negative working capital of $395,342 and has incurred losses since inception totaling $2,088,702 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue raising funds in order to provide for the Company's capital needs, however, there are no assurances that management's plans will be attained.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2008

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

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

LONG-LIVED ASSETS

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other
Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, and intangible assets, the recoverability test is performed using undiscounted net future cash flows related to the long-lived assets.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2008

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

SHARE-BASED PAYMENT

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), "Share Based Payment," using the modified prospective transition method. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, it supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (R) addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. During the six month periods ended June 30, 2008 and 2007, the Company issued 65,000 and 91,906 shares, respectively, of common stock with values of $8,500 and $20,500, respectively, to the CEO of the Company pursuant to compensation relating to his employment agreement and as director fees.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging
Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." During the six month periods ended June 30, 2008 and 2007, the Company issued 168,536 and 514,510 shares of common stock, respectively, with values of $57,016, of which $14,805 pertained to expenses accrued in prior periods, and $139,121, respectively, to certain providers of outside services. These amounts have been recorded in General and Administrative expenses in the accompanying statements of operations.

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

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2008

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

Note 2 RELATED PARTIES

During the six month periods ended June 30, 2008 and 2007, the Company issued 233,536 and 606,416 shares, respectively, of common stock with aggregate values of $65,516 and $159,621, respectively, to the CEO and to certain providers of outside services which are also stockholders. These amounts have been recorded in General and Administrative expenses in the accompanying statements of operations.

Note 3 INCOME TAXES

As of June 30, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,100,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

            Deferred tax assets:
              Net operating loss carryforwards          $ 2,100,000
                                                        -----------
              Gross deferred tax assets                     714,000
              Less:  valuation allowance                   (714,000)
                                                        -----------
            Net deferred tax asset                      $        --
                                                        ===========

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2008

Note 4 STOCKHOLDERS' DEFICIT

The Company is authorized to issue 5,000,000 shares of preferred stock $.01 par value and 45,000,000 shares of common stock $.01 par value. The Board of Directors may modify the provisions of the preferred stock prior to issuance. As of June 30, 2008, no shares of preferred stock have been issued. During the period from inception through June 30, 2008, the Company issued 19,303,960 shares of common stock to pay for services, for cash, and to acquire patent application rights.

During the six months ended June 30, 2008 the Company issued 2,733,536 shares of common stock at prices ranging from $.11 to $.55 for various matters. Of the total shares, 233,576 were issued for director fees, legal fees, transfer agent fees, compensation and consulting fees.

During the period ended June 30, 2008 the Company issued warrants 3,000,0000 warrants to investors pursuant to common stock purchase agreements. These warrants for common stock have strike prices ranging from $0.40 to $3.00 per share with varying expiration dates from the day of issuance not to exceed the commitment amount. Set forth below is the activity:

                                      Options
                                   at an exercise
                                    price of 80%       Warrants at
                                   of the average      an exercise
                                   price for the          price
                                  five days prior     ranging from
                                    to exercise      $0.40 to $3.00      Total
                                    -----------      --------------      -----
Outstanding at December 31, 2006
  Issued                              2,500,000          313,334       2,813,334
  Expired or cancelled                       --               --              --
  Exercised                                  --               --              --
                                      ---------          -------       ---------
Outstanding at December 31, 2007      2,500,000          313,334       2,813,334
  Issued                                     --        3,000,000       3,000,000
                                      ---------        ---------       ---------
Outstanding at June 30, 2008          2,500,000        3,313,334       5,813,334
                                      =========        =========       =========

Note 5 COMMITMENTS AND CONTINGENCIES

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

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2008

Under the "2006 Employee and Consultant Stock Incentive Plan", the directors of the Company shall be compensated $3,000 per quarter and the board approved this payment in December 2006 via the issuance of 37,500 common shares with a value of $.08 per share. The CEO and CFO were each eligible for year end bonuses of $15,000 common shares annually and those bonuses were paid in December 2006 via the issuance of 187,500 to both the CEO and CFO with a value of $.08 per share.

On May 9, 2008, the Company relocated its offices and will conduct its operations from its new corporate headquarters located at 1600 South Dixie Highway, Suite 500, Boca Raton, Florida 33432.

Note 6 INTANGIBLE ASSET

As of June 30, 2008, the Company's intangible assets are comprised of $9,688 in capitalized legal fees incurred relating to our intellectual property rights.

Note 7 NON-CASH FINANCING ACTIVITIES

During the six months ended June 30, 2008, the Company issued 168,536 common shares to outside service providers and shareholders with a value of $57,016, of which $14,805 pertained to expenses accrued in prior periods.

During the six months ended June 30, 2007, the Company issued 514,510 common shares to outside service providers and shareholders with a value of $139,121.

Note 8 NOTE PAYABLE

The Company issued a $250,000 note payable upon its acquisition of a supplement line purchased from Daycon Investors Associates, Inc. ("Daycon") on December 28, 2007. A $25,000 payment was made on the note during January 2008 to reduce the principal balance to $225,000. Additional payments on the note are to be made by paying the note holder 20% of the gross amount of additional financing received by the Company until the note is paid in full. This is an unsecured non-interest bearing note.

On May 8, 2008, the Amended Asset Purchase & Royalty Agreement with Daycon was terminated due to Daycon's inability to provide the Company with the required representations and warranties called for per the agreement. Daycon has been unable to provide the Company with credible documentation and unable to warrant the formulation ingredients and related efficacy. The Company has demanded the return of all consideration paid to Daycon regarding this agreement.

This note payable will be subject to the outcome of the events discussed above and other matters outlined in Note 9 below.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2008

Note 9 SUBSEQUENT EVENTS

LEGAL MATTERS

In July 2008, the Company received complaints from Daycon and Dr. Joseph P. D'Angelo ("D'Angelo"), its chairman, against the Company and its CEO relating to the Company's termination of a Consulting Agreement with D'Angelo, an Amended Asset Purchase & Royalty Agreement (Note 8) with Daycon and a Lease Agreement with Daycon.

The Company is in the process of submitting answers to the complaints and has taken the position that the complaints are baseless thus denying the purported material allegations of the complaints. In addition, the Company is in the process of submitting counter-complaints for reimbursements of amounts due the Company based on the terminations of the above agreements. The Company intends to vigorously defend its rights relating to the above complaints.

The Consulting Agreement with D'Angelo was terminated due to D'Angelo's failure to provide any consulting services as outlined in the Consulting Agreement and D'Angelo's material breach of the confidentiality provision by divulging confidential information to third parties.

The Lease Agreement with Daycon was terminated due to Daycon's default under the Lease Agreement. From inception of the lease on January 1, 2008, Daycon was in material breach of the Lease Agreement, since the required amount of space was not made available to the Company as provided for in the Lease Agreement. The Company has demanded reimbursement of a portion of the rent paid and the security deposit from Daycon.

CANCELLATION OF ACQUISITION

As reported in a Form 8-K, filed on May 28, 2008, the Company entered into an Asset Purchase Agreement ("Agreement") with Alternecare Health Products, Inc. ("Alternecare") pursuant to which the Company agreed to acquire certain inventory, promotional materials, displays and exhibits, customer lists, existing relationships with manufacturers and customers, trademark and website in exchange for 250,000 restricted shares of the Company's common stock and a one-year promissory note payable to Alternecare in the principal amount of $50,000.

Alternecare does not have audited financial statements nor can it have an audit performed due to the lack of reliable records of inventory and other account activity. Consequently, Alternecare and the Company agreed to cancel the Agreement effective July 31, 2008. Alternecare delivered the signed cancellation agreement to the Company on August 1, 2008. Alternecare has returned the stock certificate and promissory note that had been issued to it to the Company.

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

During the three months ended June 30, 2008, the Company's intangible assets are comprised of $9,688 in capitalized legal fees relating to our intellectual property rights.

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

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Cavit has not had any revenue since its inception on April 12, 2006.

General and administrative expenses resulted in a loss from operations for the quarter ended June 30, 2008 of $92,577 compared with a loss of $182,916 for the quarter ended June 30,2007. This decrease in general and administrative expenses is primarily due to the Company's termination of a Consulting Agreement with Dr. D'Angelo, which is described in Note 9 SUBSEQUENT EVENTS listed above and in
Item 1. Legal Proceedings, under Part II OTHER INFORMATION listed below.

The Company reported a net loss of $92,696 or ($.01) per share for the quarter ended June 30, 2008 and a net loss of $172,393, or ($0.01) per share for the quarter ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

General and administrative expenses resulted in a loss from operations for the six months ended June 30, 2008 of $485,476 compared with a loss of $300,442 for the six months ended June 30,2007. This increase in general and administrative expenses is primarily due to the Company incurring additional wages, consulting and professional expenses.

The Company reported a net loss of $485,595 or $(0.03) per share for the six months ended June 30, 2008 and a net loss of $289,919, or ($0.02) per share for the six months ended June 30, 2007.

We need to obtain additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue Cavit's business. We need to raise additional working capital in order to have sufficient working capital to finance operations. Our current burn rate is approximately $8,000 per month excluding capital expenditures, wages and consulting fees. The timing and degree of any future capital requirements will depend on many factors, including:

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 18, 2008, we had no off-balance sheet arrangements.

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

EMPLOYEES

As of August 14, 2008, we had two full time employees, Mr. Colm King, who is our President and Chief Executive Officer, and Susan King, who is our Accountant and Administrator. We believe that our relations with our employees are good. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe Mr. King is best suited to oversee the operations of Company during the next several months due to his intimate knowledge of our biotechnology business. From November 1, 2006 to January 18, 2008, Mr. Julio De Leon served as the Company's Chief Financial Officer on an independent contractor basis. As of January 21, 2008 Mr. Matthew J. Cohen became the Chief Financial Officer on an independent contractor basis. As of November 11, 2007, Miles Benzler became the Marketing Director on an independent contractor basis. We will actively recruit and hire a new chief operating officer and additional technical employees when funds become available. We intend to fill these posts with individuals having pharmaceutical and/or biotechnology experience and expertise.

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

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of June 30, 2008, Cavit had cash of approximately $24,500. Our current burn rate is approximately $8,000 per month excluding capital expenditures, wages and consulting fees. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the end of September 2008. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of any additional testing.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Form 10-Q include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under "Management's Plan of Operations," as well as in this Form 10-Q, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-Q, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will, in fact, occur.

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

As of June 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(b) CHANGES IN INTERNAL CONTROLS

In addition, no changes in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the first two quarters of the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be subject to legal proceedings and claims in the ordinary course of business. Other than as set forth below, the Company is not a party to any legal proceedings which are material to its operations. In July 2008, the Company received complaints from Daycon Investors Associates, Inc.("Daycon") and Dr. Joseph P. D'Angelo ("D'Angelo"), its chairman, against the Company and its CEO relating to the Company's termination of the Consulting Agreement with D'Angelo, the Amended Asset Purchase & Royalty Agreement with Daycon and the Lease Agreement with Daycon.

As previously stated in the Company's Form 10-Q, filed May 16, 2008, the termination of the above agreements may result in legal actions. The Company is in the process of submitting answers to the complaints and its position is clearly that the complaints are baseless and the Company is denying the purported material allegations of the complaints. In addition, the Company is in the process of submitting counter-complaints for reimbursements of amounts due the Company based on the terminations of the above agreements. The Company intends to vigorously defend its rights relating to the above complaints.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008 the Company issued 80,000 shares of common stock at prices ranging from $.11 to $.274 for various matters. The 80,000 shares were issued for director fees, legal fees and compensation.

During the three months ended March 31, 2008 the Company issued 2,828,932 shares of common stock at prices ranging from $.20 to $.60 for various matters. Of the total shares, 328,932 shares were issued for director fees, legal fees, transfer agent fees, compensation and consulting fees. (250,000 of these shares were cancelled during the three months ended June 30, 2008, as a result of the termination of the Consulting Agreement with Dr. Joseph P. D'Angelo as described in the above Note 9 SUBSEQUENT EVENTS.) The remaining 2,500,000 of the company's unregistered common stock was sold at $.20 per share. As a result of the latter sale the Company raised $500,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any public offering.. Each recipient either received adequate information about us and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate restrictive legends were affixed to the share certificates and other instruments issued in such transactions.

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

                                          Cavit Sciences, Inc.


Date: August 18, 2008                     By: /s/ Colm J. King
                                             -----------------------------------
                                             Colm J. King
                                             President/Chief Executive Officer
                                             (Principal Executive Officer)


Date: August 18, 2008                     By: /s/ Matthew Cohen
                                             -----------------------------------
                                             Matthew Cohen
                                             Chief Financial Officer
                                             (Principal Financial Officer)