Form 10-Q
period 2008-09-30
Cavit Sciences, Inc.
filed 2008-11-14
CIK 1368502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       or

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

                                  27 1st Avenue
                            Paterson, New Jersy 07514
                                 (973) 278-7327
          (Address and telephone number of principal executive offices and principal place of business)

                      1600 South Dixie Highway, Suite 500,
                           Boca Raton , Florida 33432
                                (Former address)

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

As of November 14, 2008 there were 20,085,635 shares of the issuer's common stock issued and outstanding, par value $0.01.

                              CAVIT SCIENCES, INC.
                               INDEX TO FORM 10-Q
                               September 30, 2008

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3

Balance Sheets as of September 30, 2008 (Unaudited) and
December 31, 2007                                                            3

Statements of Operations for the Three and Nine Months Ended
September 30, 2008 and 2007, and for the Period from April 12, 2006
(Inception) to September 30, 2008 (Unaudited)                                4

Statement of Changes in Stockholders' Deficit for the Period from
April 12, 2006 (Inception) to September 30, 2008 (Unaudited)                 5

Statements of Cash Flows for the Nine Months Ended September 30, 2008
and 2007, and the Period from April 12, 2006 (Inception) to
September 30, 2008 (Unaudited)                                               6

Notes to Financial Statements as of September 30, 2008 (Unaudited)           7

Item 2. Management's Plan of Operation                                      14

Item 3. Quantitative and Qualitative Disclosures About Market Risk          30

Item 4. Controls and Procedures                                             31

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   32

Item 2. Recent Sales of Unregistered Securities                             32

Item 3. Defaults Upon Senior Securities                                     32

Item 4. Submission of Matters to a Vote of Security Holders                 32

Item 5. Other Information                                                   33

Item 6. Exhibits                                                            33

Signatures                                                                  34

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CAVIT SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                         September 30,          December 31,
                                                                             2008                  2007
                                                                          -----------           -----------
                                                                          (Unaudited)            (Audited)
                                     ASSETS
Current assets:
  Cash                                                                    $     1,104           $    14,915
  Receivable-Other                                                             68,065                    --
  Receivable-Taxes                                                              1,439                    --
                                                                          -----------           -----------
      Total current assets                                                     70,608                14,915
                                                                          -----------           -----------

Intangible asset                                                               12,738                    --
Other asset                                                                       900                    --
                                                                          -----------           -----------
Total assets                                                                   84,246           $    14,915
                                                                          -----------           -----------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                        $    25,240           $    10,004
  Accrued taxes payable                                                            --                48,580
  Accrued expenses                                                             33,092                32,852
  Accrued wages payable                                                       290,453               106,443
  Note payable                                                                225,000               250,000
                                                                          -----------           -----------
      Total current liabilities                                               573,785               447,879
                                                                          -----------           -----------
Stockholders' deficit
  Preferred stock - $.01 par value; 5,000,000 shares authorized,
   none issued or outstanding                                                      --
  Common stock - $.01 par value; 45,000,000 shares authorized,
   19,604,887 and 16,570,434 shares issued and outstanding                    196,049               165,704
  Additional paid-in capital                                                1,526,820               959,268
  Stock to be issued                                                            8,888                45,171
  Deficit accumulated during the development stage                         (2,221,296)           (1,603,107)
                                                                          -----------           -----------
      Total stockholders' deficit                                            (489,539)             (432,964)
                                                                          -----------           -----------

Total liabilities and stockholders' deficit                               $    84,246           $    14,915
                                                                          ===========           ===========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 Cummulative for
                                                                                                                 the period from
                                                                                                                  April 12, 2006
                                                      Three months ended               Nine months ended          (inception) to
                                                September 30,   September 30,    September 30,    Sepember 30,     September 30,
                                                    2008            2007             2008             2007            2008
                                                 -----------     -----------      -----------      -----------     -----------
Revenues                                         $        --     $        --      $        --      $        --     $        --
                                                 -----------     -----------      -----------      -----------     -----------
General and administrative expenses
  Office expenses                                     41,898          34,691          284,361          150,647         718,966
  Write-off of impaired intangible                        --              --               --               --         336,997
  Wages                                               64,500          49,500          199,000          157,000         493,035
  Professional fees                                   25,930          23,376          134,443          100,361         466,726
                                                 -----------     -----------      -----------      -----------     -----------
      Total general and administrative expenses      132,328         107,567          617,804          408,008       2,015,724
                                                 -----------     -----------      -----------      -----------     -----------

Loss from operations                                (132,328)       (107,567)        (617,804)        (408,008)     (2,015,724)
                                                 -----------     -----------      -----------      -----------     -----------
Other expense
  Interest expense                                       266          11,637              385           16,915           5,572
  Derivative loss                                         --         944,015               --          928,215         200,000
                                                 -----------     -----------      -----------      -----------     -----------
      Total other expense                                266         955,652              385          945,130         205,572
                                                 -----------     -----------      -----------      -----------     -----------

Net loss                                         $  (132,594)    $(1,063,219)     $  (618,189)     $(1,353,138)    $(2,221,296)
                                                 ===========     ===========      ===========      ===========     ===========

Basic and diluted loss per share                 $     (0.01)    $     (0.08)     $     (0.03)     $     (0.10)
                                                 ===========     ===========      ===========      ===========
Weighted average shares
 used in per share calculation                    19,563,906      13,914,057       19,300,645       13,601,441
                                                 ===========     ===========      ===========      ===========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                    Common Stock                       Accumulated
                                                 ------------------      Additional      Deficit
                                                               Par        Paid-in        During        Shares to
                                                 Number       Value       Capital      Development     Be Issued       Total
                                                 ------       -----       -------      -----------     ---------       -----
Balance at Inception - April 12, 2006                 --     $     --    $       --    $        --     $     --     $        --
Issuance of common stock for
 cash-at $0.08                                 2,375,000       23,750       166,250             --           --         190,000
Issuance of common stock to Hard to
 Treat Diseases, Inc. for spin-off-
 at $0.0171-Note 2                             8,475,000       84,750        60,709             --           --         145,459
Issuance of common stock for consulting
 services-at $0.08                               455,000        4,550        31,850             --           --          36,400
Issuance of common stock for tranfer
 agent services-at $0.08                         115,800        1,158         8,106             --           --           9,264
Issuance of common stock for legal
 services-at $0.08                               314,750        3,147        22,033             --           --          25,180
Issuance of common stock to directors
 for fees-at $0.01                               300,000        3,000            --             --           --           3,000
Issuance of common stock to directors
 for fees-at $0.08                               387,500        3,875        27,125             --           --          31,000
Issuance of common stock to CEO & CFO
 for services-at $0.01                            50,000          500            --             --           --             500
Issuance of common stock to CEO & CFO
 for services-at $0.08                           562,500        5,625        39,375             --           --          45,000
Issuance of common stock to shareholders
 for anti-dilution-at $0.08                      258,807        2,588        18,116             --           --          20,704
Common shares to be issued to attorney
 for legal services-at $0.30                          --           --            --             --        4,005           4,005
Common shares to be issued to transfer
 agent for services-at $0.30                          --           --            --             --        5,143           5,143
Net loss                                              --           --            --       (592,871)          --        (592,871)
                                              ----------     --------    ----------    -----------     --------     -----------
Balance, December 31, 2006                    13,294,357      132,943       373,564       (592,871)       9,148         (77,216)
                                              ----------     --------    ----------    -----------     --------     -----------
Issuance of common stock for legal
 services-at $0.229 and $0.30                     69,087          691        15,199             --       (4,005)         11,885
Issuance of common stock to directors
 for fees-at $0.09                               166,670        1,667        13,333             --           --          15,000
Issuance of common stock for legal
 services-at $0.289                               37,138          372        10,399             --           --          10,771
Issuance of common stock to CEO & CFO
 for services-at $0.29                           153,449        1,534        42,965             --           --          44,499
Issuance of common stock for legal
 services-at $0.28                                 6,375           64         1,722             --           --           1,786
Issuance of common stock to directors
 for fees-at $0.349                               42,860          429        14,571             --           --          15,000
Issuance of common stock to shareholders
 for anti-dilution-at $0.467                     109,430        1,094        49,244             --           --          50,338
Common shares to be issued to transfer
 agent for services-at $0.30                      17,144          171         4,972             --       (5,143)             --
Issuance of common stock for tranfer
 agent services-at $0.28                           4,263           43         1,150             --           --           1,193
Issuance of common stock for legal
 services-at $0.46                                 1,630           16           732             --           --             748
Issuance of common stock for legal
 services-at $0.55                                11,236          112         6,068             --           --           6,180
Issuance of common stock to directors
 for fees-at $0.40                                37,500          375        14,625             --           --          15,000
Common stock issued for debt
 conversions                                   2,564,839       25,648       179,539             --           --         205,187
Issuance of common stock for anti-
 dilution-at $0.65                                 8,100           81         5,184             --           --           5,265
Issuance of common stock to directors
 for fees-at $0.55                                16,365          164         8,838             --           --           9,002
Issuance of common stock for legal
 services-at $0.60                                14,525          146         8,570             --           --           8,716
Issuance of common stock for legal
 services-at $0.56                                13,152          131         7,234             --           --           7,365
Issuance of common stock for tranfer
 agent services-at $0.60                           2,304           23         1,359             --           --           1,382
Value of  beneficial conversion feature
 and options in debt issued                           --           --       200,000             --           --         200,000
Common shares to be issued to tranfer
 agent for services-at $0.60                          --           --            --             --       15,716          15,716
Common shares to be issued  for legal
 services-at $0.60                                    --           --            --             --        4,455           4,455
Common shares to be issued for
 Investor-at $0.20                                    --           --            --             --       12,500          12,500
Common shares to be issued for
 Investor-at $0.20                                    --           --            --             --       12,500          12,500
Net loss                                              --           --            --     (1,010,236)          --      (1,010,236)
                                              ----------     --------    ----------    -----------     --------     -----------
Balance, December 31, 2007                    16,570,424      165,704       959,268     (1,603,107)      45,171        (432,964)
                                              ----------     --------    ----------    -----------     --------     -----------
Issuance of common stock for
 purchase agreement-at $0.20                   2,500,000       25,000       475,000             --      (25,000)        475,000
Issuance of common stock for
 transfer agent services-at $0.55                 51,193          512        27,644             --      (15,716)         12,440
Issuance of common stock for legal
 services-at $0.36                                12,375          124         4,331             --       (4,455)             --
Issuance of common stock for legal
 services-at $0.33                                15,364          154         4,916             --           --           5,070
Issuance of common stock for consulting
 services-at $0.60                               250,000        2,500       147,500             --           --         150,000
Common shares to be issued to directors
 for fees-at $0.20                                    --           --            --             --        6,000           6,000
Common shares to be issued for legal
 fees-at $0.27                                        --           --            --             --       10,710          10,710
Common shares to be issued for legal
 fees-at $0.21                                        --           --            --             --        1,095           1,095
Common shares to be issued for transfer
 agent fees-at $0.28                                  --           --            --             --          921             921
Issuance of common stock for legal
 services-at $0.274                               39,088          391        10,319             --      (10,710)             --
Issuance of common stock for legal
 services-at $0.206                                5,316           53         1,042             --       (1,095)             --
Issuance of common stock for legal
 services-at $0.15                                30,200          302         4,228             --           --           4,530
Issuance of common stock for
 compensation-at $0.11                            50,000          500         5,000             --           --           5,500
Cancellation  of common stock issue for
 consulting fees-at $0.60                       (250,000)      (2,500)     (147,500)            --           --        (150,000)
Issuance of common stock to directors
 for fees-at $0.20                                30,000          300         5,700             --       (6,000)             --
Common shares to be issued for legal
 fees-at $0.11                                        --           --            --             --        5,835           5,835
Common shares to be issued for legal
 fees-at $0.10                                        --           --            --             --          810             810
Common shares to be issued for director
 fees-at $0.14                                        --           --            --             --        6,000           6,000
Common shares to be issued for transfer
 agent fees-at $0.19                                  --           --            --             --          294             294
Issuance of  common stock for legal
 services-at $0.10                                70,000          700         6,300             --           --           7,000
Issuance of common stock for consuting
 fees - at $0.10                                  75,000          750         6,750             --           --           7,500
Issuance of common stock for legal
 services-at $0.113                               51,637          516         5,319             --       (5,835)             --
Issuance of common stock for legal
 services-at $0.10                                 8,100           81           729             --         (810)             --
Issuance of common stock for director
 fees-at $0.14                                    42,858          429         5,571             --       (6,000)             --
Issuance of common stock for transfer
 agent fees-at $0.10                               4,812           48           433             --       (1,215)           (734)
Issuance of common stock for legal
 services-at $0.098                               48,520          485         4,270             --           --           4,755
Common shares to be issued for legal
 fees - at $0.088                                     --           --            --             --        2,835           2,835
Common shares to be issued for directors
 fees - at $0.07                                      --           --            --             --        6,000           6,000
Common shares to be issued for transfer
 agent fees - at $0.10                                --           --            --             --           53              53
Net Loss                                              --           --            --       (618,189)          --        (618,189)
                                              ----------     --------    ----------    -----------     --------       ---------
Balance September 30, 2008                    19,604,887     $196,049    $1,526,820    $(2,221,296)    $  8,888       $(489,539)
                                              ==========     ========    ==========    ===========     ========       =========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                               CAVIT SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine months           Nine months         April 12, 2006
                                                                 ended                 ended             (inception) to
                                                              September 30,         September 30,         September 30,
                                                                  2008                  2007                  2008
                                                               -----------           -----------           -----------
Cash flows from operating activities:
  Net loss                                                     $  (618,189)          $(1,353,138)          $(2,221,296)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock issued and to be issued for services                      86,613                 1,383               414,805
    Stock issued pursuant to anti-dilution provisions                   --               172,402                76,307
    Purchased research and development                                  --                    --                88,462
    Write off of impaired intangible                                    --                    --               336,997
    Financing costs                                                     --                    --               200,000
    Interest expense                                                   385                    --                 5,572
  Changes in operating assets and liabilities
    Increase in other asset                                           (900)                   --                  (900)
    Increase in accounts receivable                                (69,504)               (1,238)              (69,504)
    Increase in accrued payables                                   135,286               (36,813)              323,159
    Increase in intangible asset                                   (12,738)              (47,124)              (12,738)
    Increase in derivative liability                                    --               964,015                    --
    Increase in accounts payable                                    15,236               144,949                25,240
                                                               -----------           -----------           -----------

Net cash used in operating activities                             (463,811)             (155,564)             (833,896)
                                                               -----------           -----------           -----------
Cash flows from investing activities:
  Purchase of intellectual property rights                              --                    --               (20,000)
                                                               -----------           -----------           -----------

Net cash used in investing activities                                   --                    --               (20,000)
                                                               -----------           -----------           -----------
Cash flows from financing activities:
  Deposit on sale of common stock                                       --                    --                25,000
  Repayment of note payable                                        (25,000)                   --               (35,000)
  Proceeds from notes payable                                           --                    --               390,000
  Cash from the sale of common stock                               475,000               125,000               475,000
                                                               -----------           -----------           -----------

Net cash provided by financing activities                          450,000               125,000               855,000
                                                               -----------           -----------           -----------

Net increase (decrease) in cash                                    (13,811)              (30,564)                1,104

Cash, beginning of period                                           14,915                34,013                    --
                                                               -----------           -----------           -----------

Cash, end of period                                            $     1,104           $     3,449           $     1,104
                                                               ===========           ===========           ===========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008


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

The financial statements for the three and nine months ended September 30, 2008 and 2007, and for the period from April 12, 2006 (inception) to September 30, 2008 together with the balance sheet as of September 30, 2008 included herein have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments (consisting of only normal accruals) necessary to present fairly the financial position at September 30, 2008 and the results of operations and cash flows for the periods presented herein have been made.

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

At September 30, 2008, the Company has negative working capital of $503,177 and has incurred losses since inception totaling $2,221,296 and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue raising funds in order to provide for the Company's capital needs, however, there are no assurances that management's plans will be attained.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008


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

FINANCIAL INSTRUMENTS

The carrying value of receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008


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

SHARE-BASED PAYMENT

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), "Share Based Payment," using the modified prospective transition method. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, it supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (R) addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. During the nine month periods ended September 30, 2008 and 2007, the Company issued 86,429 and 99,406 shares, respectively, of common stock with values of $11,500 and $23,500, respectively, to the CEO of the Company pursuant to compensation relating to his employment agreement and as director fees.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging
Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." During the nine month periods ended September 30, 2008 and 2007, the Company issued 448,034 and 447,946 shares of common stock, respectively, with values of $86,398, of which $20,171 pertained to expenses accrued in prior periods, and $107,713, respectively, to certain providers of outside services. These amounts have been recorded in General and Administrative expenses in the accompanying statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements". An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not believe that the adoption of SFAS No. 159 would have an impact on the Company's consolidated financial statements.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008


Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CON'T)

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on November 15, 2008. The Company does not believe that the adoption of SFAS No. 157 would have an impact on the Company's consolidated financial statements.

Note 2 RELATED PARTIES

During the nine month periods ended September 30, 2008 and 2007, the Company issued 534,463 and 547,352 shares, respectively, of common stock with aggregate values of $97,898 and $131,213, respectively, to the CEO and to certain providers of outside services which are also stockholders. These amounts have been recorded in General and Administrative expenses in the accompanying statements of operations.

Note 3 INCOME TAXES

As of September 30, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,200,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

            Deferred tax assets:
              Net operating loss carryforwards          $ 2,200,000
                                                        -----------
              Gross deferred tax assets                     748,000
              Less:  valuation allowance                   (748,000)
                                                        -----------
            Net deferred tax asset                      $        --
                                                        ===========

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008


Note 4 STOCKHOLDERS' DEFICIT

The Company is authorized to issue 5,000,000 shares of preferred stock $.01 par value and 45,000,000 shares of common stock $.01 par value. The Board of Directors may modify the provisions of the preferred stock prior to issuance. As of September 30, 2008, no shares of preferred stock have been issued. During the period from inception through September 30, 2008, the Company issued 19,604,887 shares of common stock to pay for services, for cash, and to acquire patent application rights.

During the nine months ended September 30, 2008 the Company issued 3,034,463 shares of common stock at prices ranging from $.07 to $.55 for various matters. Of the total shares, 534,463 were issued for director fees, legal fees, transfer agent fees, compensation and consulting fees.

During the nine month period ended September 30, 2008 the Company issued 3,000,0000 warrants to investors pursuant to common stock purchase agreements. These warrants for common stock have strike prices ranging from $0.40 to $3.00 per share with varying expiration dates from the day of issuance not to exceed the commitment amount. Set forth below is the activity:

                                      Options
                                   at an exercise
                                    price of 80%      Warrants at
                                   of the average      an exercise
                                   price for the         price
                                  five days prior     ranging from
                                    to exercise      $0.40 to $3.00     Total
                                    -----------      --------------     -----
Outstanding at December 31, 2006
  Issued                              2,500,000          313,334      2,813,334
  Expired or cancelled                       --               --             --
  Exercised                                  --               --             --
                                      ---------          -------      ---------
Outstanding at December 31, 2007      2,500,000          313,334      2,813,334
  Issued                                     --        3,000,000      3,000,000
  Expired                                    --         (250,000)      (250,000)
                                      ---------        ---------      ---------
Outstanding at September 30, 2008     2,500,000        3,063,334      5,563,334
                                      =========        =========      =========

Note 5 COMMITMENTS AND CONTINGENCIES

The Company has executed a one year consulting agreement with its Chief Financial Officer. The agreement began on January 21, 2008 and calls for annual compensation of $60,000. The Chief Financial Officer tendered his resignation effective November 10, 2008, as described in Note 10 below.

The Company has executed a three year employment agreement with its President and CEO. The agreement began on May 1, 2006 and calls for annual compensation of $180,000. The agreement also allows for annual increases of 10% from the prior year's base salary, 50,000 shares of restricted common stock every six months, and the other benefits standard to an executive employee. The President and CEO will terminate his employment agreement with the Company effective after the filing of this Form 10-Q, as described in Note 10 below.

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008


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

On November 14, 2008, the Company relocated its offices and will conduct its operations from its new corporate headquarters located at 27 1st Avenue, Paterson, New Jersey 07514.

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

Note 6 INTANGIBLE ASSET

As of September 30, 2008, the Company's intangible assets are comprised of $12,738 in capitalized legal fees incurred relating to our intellectual property rights.

Note 7 NON-CASH FINANCING ACTIVITIES

During the nine months ended September 30, 2008, the Company issued 448,034 common shares to outside service providers and shareholders with a value of $86,398, of which $20,171 pertained to expenses accrued in prior periods.

During the nine months ended September 30, 2007, the Company issued 447,946 common shares to outside service providers and shareholders with a value of $107,713.

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

                              CAVIT SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008


Note 9 LEGAL MATTERS

In July 2008, the Company received litigation complaints filed by Daycon and Dr. Joseph P. D'Angelo ("D'Angelo"), its chairman, against the Company and its CEO relating to the Company's termination of a Consulting Agreement with D'Angelo, an Amended Asset Purchase & Royalty Agreement (Note 8) with Daycon and a Lease Agreement with Daycon.

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

Management has recorded amounts due the Company pursuant to the above actions as Receivable-Other of $68,065 in the accompanying balance sheet.

Note 10  SUBSEQUENT EVENTS

LEGAL MATTERS

On October 20, 2008, the Company received a notice of resignation from Miles Benzler, the Company's Marketing Director. In addition, Mr. Benzler commenced a dispute requiring binding arbitration relating to two months of unpaid consulting fees purportedly due him. The Company intends to vigorously defend its rights relating to the above dispute.

CONSULTANTS AND EMPLOYEES

On November 10, 2008, both Matthew J. Cohen, the Company's Chief Financial Officer, and Susan King, the Company's Accountant and Administrator, tendered their resignations effective the same day. Consulting fees and salary payments due to these individuals have been recorded as accrued expenses and accrued wages payable in the accompanying balance sheet.

Pursuant to discussions with the Board of Directors, Colm J. King has elected to terminate his employment agreement with the Company as President and Chief Executive Officer effective after the filing of this Form 10-Q. Amounts due Mr. King pursuant to the terms of his employment agreement have been recorded as accrued wages payable in the accompanying balance sheet.

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

During the three months ended September 30, 2008, the Company's intangible assets are comprised of $12,738 in capitalized legal fees relating to our intellectual property rights.

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

Cavit has finalized the formulations for its MD Solution line of products. The revised Cavit Sciences website and e-commerce MD Solution website are in process. Production of the first two MD Solution products is planned to commence shortly.

Cavit relocated its corporate headquarters and operating facilities on November 14, 2008 for the benefit of the Company and its shareholders. Cavit's new facilities accommodate its corporate offices, manufacturing, warehousing, distribution and fulfillment operations and will result in substantial savings to Cavit.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Cavit has not had any revenue since its inception on April 12, 2006.

General and administrative expenses resulted in a loss from operations for the quarter ended September 30, 2008 of $132,328 compared with a loss of $107,567 for the quarter ended September 30,2007. This increase in general and administrative expenses is primarily due to the Company incurring additional consulting expenses.

The Company reported a net loss of $132,594 or ($.01) per share for the quarter ended September 30, 2008 and a net loss of $1,063,219 or ($0.08) per share for the quarter ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

General and administrative expenses resulted in a loss from operations for the nine months ended September 30, 2008 of $617,804 compared with a loss of $408,008 for the nine months ended September 30,2007. This increase in general and administrative expenses is primarily due to the Company incurring additional wages, office, consulting and professional expenses.

The Company reported a net loss of $618,189 or $(0.03) per share for the nine months ended September 30, 2008 and a net loss of $1,353,138 or ($0.10) per share for the nine months ended September 30, 2007.

We need to obtain additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue Cavit's business. We need to raise additional working capital in order to have sufficient working capital to finance operations. Our current burn rate is approximately $1,000 per month excluding capital expenditures, wages and consulting fees. The timing and degree of any future capital requirements will depend on many factors, including:

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

OFF-BALANCE SHEET ARRANGEMENTS

As of November 14, 2008, we had no off-balance sheet arrangements.

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

DESCRIPTION OF PROPERTY

Our principal corporate headquarters and operating facilities are in the process of being relocated to Paterson, New Jersey at 27 1st Avenue, Paterson, New Jersey 07514.

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

EMPLOYEES

As of the close of business November 14, 2008, we will have one full time employee, Ms. Margaret Smyth, who will be our Interim Chief Executive Officer. We believe that our relations with our employee will be good. Our employee will not be represented by a union or covered by a collective bargaining agreement. We believe Ms. Smyth is best suited to oversee the operations of the Company during the next several months due to her intimate knowledge of warehousing, distribution, fulfillment and running the daily administrative functions of a company. From November 1, 2006 to January 18, 2008, Mr. Julio De Leon served as the Company's Chief Financial Officer on an independent contractor basis. From January 21, 2008 to November 10, 2008, Mr. Matthew J. Cohen served as the Company's Chief Financial Officer on an independent contractor basis. From November 1, 2007 to October 10, 2008, Mr. Miles Benzler served as the Company's Marketing Director on an independent contractor basis. From November 1, 2007 to November 10, 2008, Ms. Susan King served as the Company's Accountant and
Administrator as an employee. From April 12, 2006 until the filing of this report and a related Current Report on Form 8-K on November 14, 2008, Mr. Colm
J. King served as the Company's President and Chief Executive Officer as an employee. We will actively recruit and hire additional employees as required and when funds become available.

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

WE ARE SERIOUSLY UNDERCAPITALIZED AND HAVE LIMITED LIQUIDITY.

Historically, Cavit has financed its operations primarily from the sale of its equity securities. As of September 30, 2008, Cavit had cash of approximately $1,000. Our current burn rate is approximately $1,000 per month excluding capital expenditures, wages and consulting fees. As a result of current financing, Cavit believes that it has sufficient working capital to fund operations through the launch of our new websites and initial two products. Thereafter, Cavit will need to raise additional capital to fund its working capital needs. Cavit does not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, it is expected that Cavit will need to enter into agreements with investors or engage in best efforts sales of its securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of launching any additional products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Colm J. King, our Chief Executive Officer, and Matthew J. Cohen, our Chief Financial Officer, (i) were responsible for establishing and maintaining adequate internal control over financial reporting of the Company and (ii) have evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act as of the end of the quarter covered by this 10-Q ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us(including our consolidated subsidiaries) required to be included in our reports filed or submitted under the 1934 Act, except as discussed below.

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

As of September 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(b) CHANGES IN INTERNAL CONTROLS

In addition, no changes in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the first three quarters of the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be subject to legal proceedings and claims in the ordinary course of business. Other than as set forth below, the Company is not a party to any legal proceedings which are material to its operations. In July 2008, the Company received litigation complaints filed by Daycon Investors Associates, Inc.("Daycon") and Dr. Joseph P. D'Angelo ("D'Angelo"), its chairman, against the Company and its CEO relating to the Company's termination of the Consulting Agreement with D'Angelo, the Amended Asset Purchase & Royalty Agreement with Daycon and the Lease Agreement with Daycon.

The Company is in the process of submitting answers to the complaints and its position is clearly that the complaints are baseless and the Company is denying the purported material allegations of the complaints. In addition, the Company is in the process of submitting counter-complaints for reimbursements of amounts due the Company based on the terminations of the above agreements.

On October 20, 2008, the Company received a notice of termination from Miles Benzler, the Company's Marketing Director. In addition, Mr. Benzler commenced a dispute requiring binding arbitration relating to two months of unpaid consulting fees purportedly due him.

The Company intends to vigorously defend its rights relating to the above complaints and dispute.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008 the Company issued 300,927 shares of common stock at prices ranging from $.07 to $.14 for director fees, legal fees, transfer agent fees, compensation and consulting fees.

During the three months ended June 30, 2008 the Company issued 80,000 shares of common stock at prices ranging from $.11 to $.274 for various matters. The 80,000 shares were issued for director fees, legal fees and compensation.

During the three months ended March 31, 2008 the Company issued 2,828,932 shares of common stock at prices ranging from $.20 to $.60 for various matters. Of the total shares, 328,932 shares were issued for director fees, legal fees, transfer agent fees, compensation and consulting fees. (250,000 of these shares were cancelled during the three months ended June 30, 2008, as a result of the termination of the Consulting Agreement with Dr. Joseph P. D'Angelo as described in the above Note 9 SUBSEQUENT EVENTS.) The remaining 2,500,000 of the company's unregistered common stock was sold at $.20 per share. As a result of the latter sale the Company raised $500,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any public offering. Each recipient either received adequate information about us and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate restrictive legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 Certification of Principal Executive Officer and Principal Financial Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Principal Financial Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Cavit Sciences, Inc.


Date: November 14, 2008               By: /s/ Colm J. King
                                          --------------------------------------
                                          Colm J. King
                                          President/Chief Executive Officer and
                                          Principal Financial Accounting Officer